Form 10-Q
period 2017-03-31
ENCANA CORP
filed 2017-05-04
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15226

ENCANA CORPORATION

(Exact name of registrant as specified in its charter)

Canada	98-0355077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 4400, 500 Centre Street S.E., P.O. Box 2850, Calgary, Alberta, Canada, T2P 2S5

(Address of principal executive offices)

Registrant’s telephone number, including area code (403) 645-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [   ]    No  [X]

Number of registrant’s common shares outstanding as of April 28, 2017	973,078,601

ENCANA CORPORATION

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Encana” and the “Company” refer to Encana Corporation and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

“AECO” means Alberta Energy Company and is the Canadian benchmark price for natural gas.

“ASU” means Accounting Standards Update.

“bbl” or “bbls” means barrel or barrels.

“BOE” means barrels of oil equivalent.

“Btu” means British thermal units, a measure of heating value.

“CRA” means Canada Revenue Agency.

“DD&A” means depreciation, depletion and amortization expenses.

“FASB” means Financial Accounting Standards Board.

“Mbbls/d” means thousand barrels per day.

“MBOE/d” means thousand barrels of oil equivalent per day.

“Mcf” means thousand cubic feet.

“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“MMBOE” means million barrels of oil equivalent.

“MMBtu” means million Btu.

“MMcf/d” means million cubic feet per day.

“NGL” or “NGLs” means natural gas liquids.

“NYMEX” means New York Mercantile Exchange.

“OPEC” means Organization of the Petroleum Exporting Countries.

“SEC” means United States Securities and Exchange Commission.

“U.S.”, “United States” or “USA” means United States of America.

“U.S. GAAP” means U.S. Generally Accepted Accounting Principles.

“WTI” means West Texas Intermediate.

CONVERSIONS

In this Quarterly Report on Form 10-Q, a conversion of natural gas volumes to BOE is on the basis of six Mcf to one bbl. BOE is based on a generic energy equivalency conversion method primarily applicable at the burner tip and does not represent economic value equivalency at the wellhead. Given that the value ratio based on the current price of oil as compared to natural gas is significantly different from the energy equivalency of 6:1, utilizing a conversion on a 6:1 basis may be misleading as an indication of value, particularly if used in isolation.

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

References to information contained on the Company’s website at www.encana.com are not incorporated by reference into, and does not constitute a part of, this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation. Forward-looking statements include: composition of the Company’s core assets, including the allocation of capital and focus of development plans; growth in long-term shareholder value; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating efficiencies, ability to reduce costs and ability to preserve balance sheet strength; the continued evolution of the Company to drive greater productivity and cost efficiencies; efficiencies resulting from the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; ability to accelerate activity levels; ability to optimize well and completion designs; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected construction of compression and processing capacity; expansion of future midstream services; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program; managing risk, including the impact of changes in laws and regulations; level of expenditures and impact of environmental legislation; financial flexibility and discipline; access to cash and cash equivalents and other methods of funding; the ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the adequacy of the Company’s provision for taxes and legal claims; the projections and expectation of meeting the targets contained in the Company’s corporate guidance; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; returns from the Company’s core assets; flexibility and source of funding of capital spending plans; expected future interest expense; the Company’s commitments and obligations; potential future discounts, if any, in connection with the Company’s dividend reinvestment program; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: the ability to generate sufficient cash flow to meet the Company’s obligations; risks inherent to completing transactions on a timely basis or at all and adjustments that may impact the expected value to Encana; commodity price volatility; ability to secure adequate product transportation and potential pipeline curtailments; variability and discretion of Encana’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; the timing and costs of well, facilities and pipeline construction; business interruption and casualty losses or unexpected technical difficulties; counterparty and credit risk; risk and effect of a downgrade in credit rating, including below an investment-grade credit rating, and its impact on access to capital markets and other sources of liquidity; fluctuations in currency and interest rates; risks inherent in the Company’s corporate guidance; failure to achieve anticipated results from cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential future lawsuits and regulatory actions made against the Company; impact to the Company as a result of disputes arising with its partners, including the suspension by its partners of certain of their obligations and the inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities of natural gas and liquids from plays and other sources not currently classified as proved, probable or possible reserves or economic contingent resources, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described herein and in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Annual Report on Form 10-K”) and risks and uncertainties impacting Encana’s business as described from time to time in the Company’s other periodic filings with the SEC.

Although the Company believes the expectations represented by such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Readers are cautioned that the assumptions, risks and uncertainties referenced above are not exhaustive. Forward-looking statements are made as of the date of this document and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified by these cautionary statements.

The reader should read carefully the risk factors described herein and in Item 1A. Risk Factors of the 2016 Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended March 31,
(US$ millions, except per share amounts)		2017	2016

Revenues	(Note 3)

Product revenues		$738	$519

Gains (losses) on risk management, net	(Note 19)	338	123

Market optimization		186	87

Other		35	24
Total Revenues		1,297	753

Operating Expenses	(Note 3)

Production, mineral and other taxes		29	23

Transportation and processing	(Note 19)	212	269

Operating		132	166

Purchased product		171	73

Depreciation, depletion and amortization		187	261

Impairments	(Note 8)	-	912

Accretion of asset retirement obligation	(Note 11)	11	13

Administrative	(Note 15)	58	79

Total Operating Expenses		800	1,796

Operating Income (Loss)		497	(1,043)

Other (Income) Expenses

Interest	(Note 5)	88	103

Foreign exchange (gain) loss, net	(Notes 6, 19)	(26)	(379)

(Gain) loss on divestitures, net		1	-

Other (gains) losses, net	(Note 9)	-	(87)

Total Other (Income) Expenses		63	(363)

Net Earnings (Loss) Before Income Tax		434	(680)

Income tax expense (recovery)	(Note 7)	3	(301)

Net Earnings (Loss)		$431	$(379)

Net Earnings (Loss) per Common Share

Basic & Diluted	(Note 12)	$0.44	$(0.45)

Dividends Declared per Common Share	(Note 12)	$0.015	$0.015

Weighted Average Common Shares Outstanding (millions)

Basic & Diluted	(Note 12)	973.0	849.9

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended March 31,
(US$ millions)		2017	2016

Net Earnings (Loss)		$431	$(379)

Other Comprehensive Income (Loss), Net of Tax

Foreign currency translation adjustment	(Note 13)	(16)	(270)

Pension and other post-employment benefit plans	(Notes 13, 17)	(1)	-

Other Comprehensive Income (Loss)		(17)	(270)

Comprehensive Income (Loss)		$414	$(649)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

(US$ millions)		As at March 31, 2017	As at December 31, 2016

Assets

Current Assets

Cash and cash equivalents		$523	$834

Accounts receivable and accrued revenues		619	663

Risk management	(Notes 18, 19)	43	-

Income tax receivable		508	426
		1,693	1,923

Property, Plant and Equipment, at cost:	(Note 8)

Natural gas and oil properties, based on full cost accounting

Proved properties		40,242	39,610

Unproved properties		5,075	5,198

Other		2,186	2,194
Property, plant and equipment		47,503	47,002

Less: Accumulated depreciation, depletion and amortization		(39,155)	(38,863)

Property, plant and equipment, net	(Note 3)	8,348	8,139

Other Assets		136	138

Risk Management	(Notes 18, 19)	108	16

Deferred Income Taxes		1,626	1,658

Goodwill	(Note 3)	2,784	2,779
	(Note 3)	$14,695	$14,653

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities		$1,265	$1,303

Income tax payable		3	5

Risk management	(Notes 18, 19)	51	254
		1,319	1,562

Long-Term Debt	(Note 9)	4,198	4,198

Other Liabilities and Provisions	(Note 10)	2,012	2,047

Risk Management	(Notes 18, 19)	9	35

Asset Retirement Obligation	(Note 11)	600	654

Deferred Income Taxes		32	31
		8,170	8,527

Commitments and Contingencies	(Note 21)

Shareholders’ Equity

Share capital - authorized unlimited common shares

2017 issued and outstanding: 973.0 million shares (2016: 973.0 million shares)	(Note 12)	4,756	4,756

Paid in surplus		1,358	1,358

Accumulated deficit		(782)	(1,198)

Accumulated other comprehensive income	(Note 13)	1,193	1,210

Total Shareholders’ Equity		6,525	6,126
		$14,695	$14,653

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2017 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126

Net Earnings (Loss)		-	-	431	-	431

Dividends on Common Shares	(Note 12)	-	-	(15)	-	(15)

Common Shares Issued Under

Dividend Reinvestment Plan	(Note 12)	-	-	-	-	-

Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(17)	(17)

Balance, March 31, 2017		$4,756	$1,358	$(782)	$1,193	$6,525

Three Months Ended March 31, 2016 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2015		$3,621	$1,358	$(202)	$1,390	$6,167

Net Earnings (Loss)		-	-	(379)	-	(379)

Dividends on Common Shares	(Note 12)	-	-	(13)	-	(13)

Common Shares Issued Under

Dividend Reinvestment Plan	(Note 12)	-	-	-	-	-

Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(270)	(270)

Balance, March 31, 2016		$3,621	$1,358	$(594)	$1,120	$5,505

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended March 31,
(US$ millions)		2017	2016

Operating Activities

Net earnings (loss)		$431	$(379)

Depreciation, depletion and amortization		187	261

Impairments	(Note 8)	-	912

Accretion of asset retirement obligation	(Note 11)	11	13

Deferred income taxes	(Note 7)	42	(304)

Unrealized (gain) loss on risk management	(Note 19)	(362)	55

Unrealized foreign exchange (gain) loss	(Note 6)	(36)	(343)

Foreign exchange on settlements	(Note 6)	2	(32)

(Gain) loss on divestitures, net		1	-

Other		2	(81)

Net change in other assets and liabilities		(12)	(4)

Net change in non-cash working capital	(Note 20)	(160)	59

Cash From (Used in) Operating Activities		106	157

Investing Activities

Capital expenditures	(Note 3)	(399)	(359)

Acquisitions	(Note 4)	(46)	(1)

Proceeds from divestitures	(Note 4)	3	6

Net change in investments and other		55	12

Cash From (Used in) Investing Activities		(387)	(342)

Financing Activities

Net issuance (repayment) of revolving long-term debt		-	555

Repayment of long-term debt	(Note 9)	-	(400)

Dividends on common shares	(Note 12)	(15)	(13)

Capital lease payments and other financing arrangements	(Note 10)	(16)	(15)

Cash From (Used in) Financing Activities		(31)	127

Foreign Exchange Gain (Loss) on Cash and Cash

Equivalents Held in Foreign Currency		1	9

Increase (Decrease) in Cash and Cash Equivalents		(311)	(49)

Cash and Cash Equivalents, Beginning of Year		834	271

Cash and Cash Equivalents, End of Period		$523	$222

Cash, End of Period		$45	$56

Cash Equivalents, End of Period		478	166

Cash and Cash Equivalents, End of Period		$523	$222

See accompanying Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Principles of Consolidation

Encana is in the business of the exploration for, the development of, and the production and marketing of natural gas, oil and NGLs.

The interim Condensed Consolidated Financial Statements include the accounts of Encana and entities in which it holds a controlling interest. All intercompany balances and transactions are eliminated on consolidation. Undivided interests in natural gas and oil exploration and production joint ventures and partnerships are consolidated on a proportionate basis. Investments in non-controlled entities over which Encana has the ability to exercise significant influence are accounted for using the equity method.

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2016, which are included in Item 8 of Encana’s 2016 Annual Report on Form 10-K.

These unaudited interim Condensed Consolidated Financial Statements reflect, in the opinion of Management, all normal and recurring adjustments necessary to present fairly the financial position and results of the Company as at and for the periods presented. Interim condensed consolidated financial results are not necessarily indicative of consolidated financial results expected for the fiscal year.

2. Recent Accounting Pronouncements

New Standards Issued Not Yet Adopted

As of January 1, 2018, Encana will be required to adopt ASU 2014-09, “Revenue from Contracts with Customers” under Topic 606 and the related subsequent updates and clarifications issued, which will replace Topic 605, “Revenue Recognition”, and other industry-specific guidance in the Accounting Standards Codification. The new standard is based on the principle that revenue is recognized on the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date for Revenue from Contracts with Customers”, which deferred the effective date of ASU 2014-09. Encana has substantially completed evaluating the impact of this standard and currently expects the standard will not have a material impact on the Company’s Consolidated Financial Statements other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments. Encana intends to adopt the new standard using the modified retrospective method at the date of adoption.

As of January 1, 2018, Encana will be required to adopt ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendment requires the service cost component to be presented with the related employee compensation costs, while the other components of net benefit costs are required to be presented separately from the service cost component and outside the subtotal of income from operations. In addition, the amendment allows only the service cost to be eligible for capitalization. The amendment will be applied retrospectively and provides certain practical expedients for the presentation of net periodic pension costs and net periodic postretirement benefit cost, while the capitalization of the service cost component will be applied prospectively, at the date of adoption. Encana does not expect the amendment to have a material impact on the Company’s Consolidated Financial Statements.

As of January 1, 2019, Encana will be required to adopt ASU 2016-02, “Leases” under Topic 842, which replaces Topic 840 “Leases”. The new standard will require lessees to recognize right-of-use assets and related lease liabilities for all leases, including leases classified as operating leases, on the Consolidated Balance Sheet. The dual classification model requiring leases recognized to be classified as either finance or operating leases was retained for the purpose of subsequent measurement and presentation in the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows. The new standard also expands disclosures related to the amount, timing and uncertainty of cash flows arising from leases. The standard will be applied using a modified retrospective approach and provides for certain practical expedients at the date of adoption. Encana is currently in the early stages of evaluating the standard, but expects that it will have a material impact on the Company’s Consolidated Financial Statements.

As of January 1, 2020, Encana will be required to adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendment eliminates the second step of the goodwill impairment test which required the Company to measure the impairment based on the excess amount of the carrying value of the reporting unit’s goodwill over the implied fair value of its goodwill. Under this amendment, the goodwill impairment will be measured based on the excess amount of the reporting unit’s carrying value over its respective fair value. The amendment will be applied prospectively at the date of adoption. Encana is currently in the early stages of reviewing the amendment, but does not expect the amendment to have a material impact on the Company’s Consolidated Financial Statements.

3. Segmented Information

Encana’s reportable segments are determined based on the Company’s operations and geographic locations as follows:

●	Canadian Operations includes the exploration for, development of, and production of natural gas, oil and NGLs and other related activities within the Canadian cost centre.

●	USA Operations includes the exploration for, development of, and production of natural gas, oil and NGLs and other related activities within the U.S. cost centre.

●

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2017	2016	2017	2016	2017	2016

Revenues

Product revenues	$297	$224	$441	$295	$-	$-

Gains (losses) on risk management, net	(21)	67	(3)	110	-	-

Market optimization	-	-	-	-	186	87

Other	4	3	6	4	-	-

Total Revenues	280	294	444	409	186	87

Operating Expenses

Production, mineral and other taxes	5	6	24	17	-	-

Transportation and processing	132	149	59	98	21	21

Operating	31	40	87	113	9	8

Purchased product	-	-	-	-	171	73

Depreciation, depletion and amortization	64	82	106	159	-	-

Impairments	-	267	-	645	-	-

Total Operating Expenses	232	544	276	1,032	201	102

Operating Income (Loss)	$48	$(250)	$168	$(623)	$(15)	$(15)

			Corporate & Other		Consolidated
			2017	2016	2017	2016

Revenues

Product revenues			$-	$-	$738	$519

Gains (losses) on risk management, net			362	(54)	338	123

Market optimization			-	-	186	87

Other			25	17	35	24

Total Revenues			387	(37)	1,297	753

Operating Expenses

Production, mineral and other taxes			-	-	29	23

Transportation and processing			-	1	212	269

Operating			5	5	132	166

Purchased product			-	-	171	73

Depreciation, depletion and amortization			17	20	187	261

Impairments			-	-	-	912

Accretion of asset retirement obligation			11	13	11	13

Administrative			58	79	58	79

Total Operating Expenses			91	118	800	1,796

Operating Income (Loss)			$296	$(155)	497	(1,043)

Other (Income) Expenses

Interest					88	103

Foreign exchange (gain) loss, net					(26)	(379)

(Gain) loss on divestitures, net					1	-

Other (gains) losses, net					-	(87)

Total Other (Income) Expenses					63	(363)

Net Earnings (Loss) Before Income Tax					434	(680)

Income tax expense (recovery)					3	(301)

Net Earnings (Loss)					$431	$(379)

Intersegment Information

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31	2017	2016	2017	2016	2017	2016

Revenues	$956	$689	$(770)	$(602)	$186	$87

Operating Expenses
Transportation and processing	64	80	(43)	(59)	21	21
Operating	9	8	-	-	9	8
Purchased product	898	615	(727)	(542)	171	73
Operating Income (Loss)	$(15)	$(14)	$-	$(1)	$(15)	$(15)
Capital Expenditures
					Three Months Ended March 31,
					2017	2016

Canadian Operations					$88	$63
USA Operations					311	297
Corporate & Other					-	(1)
					$399	$359
Goodwill, Property, Plant and Equipment and Total Assets by Segment
	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Canadian Operations	$655	$650	$657	$602	$1,624	$1,542
USA Operations	2,129	2,129	6,208	6,050	9,654	9,535
Market Optimization	-	-	1	2	72	105
Corporate & Other	-	-	1,482	1,485	3,345	3,471
	$2,784	$2,779	$8,348	$8,139	$14,695	$14,653

4. Acquisitions and Divestitures

					Three Months Ended March 31,
					2017	2016

Acquisitions
Canadian Operations					$31	$-
USA Operations					15	1
Total Acquisitions					46	1

Divestitures
Canadian Operations					(3)	-
USA Operations					-	(6)
Total Divestitures					(3)	(6)
Net Acquisitions & (Divestitures)					$43	$(5)

Acquisitions

For the three months ended March 31, 2017, acquisitions in the Canadian Operations and USA Operations were $31 million and $15 million, respectively, which included land purchases with oil and liquids rich potential.

Divestitures

For the three months ended March 31, 2017, divestitures in the Canadian Operations were $3 million (2016 - $6 million in the USA Operations), which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Amounts received from divestiture transactions were deducted from the respective Canadian and U.S. full cost pools.

5. Interest

	Three Months Ended March 31,
	2017	2016

Interest Expense on:
Debt	$66	$81
The Bow office building	16	15
Capital leases	5	6
Other	1	1
	$88	$103

6. Foreign Exchange (Gain) Loss, Net

	Three Months Ended March 31,
	2017	2016

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar debt issued from Canada	$(33)	$(336)
Translation of U.S. dollar risk management contracts issued from Canada	(4)	6
Translation of intercompany notes	1	(13)
	(36)	(343)
Foreign Exchange on Settlements of:
U.S. dollar debt issued from Canada	-	(31)
U.S. dollar risk management contracts issued from Canada	(1)	-
Intercompany notes	2	(1)
Other Monetary Revaluations	9	(4)
	$(26)	$(379)

7. Income Taxes

	Three Months Ended March 31,
	2017	2016

Current Tax
Canada	$(42)	$1
Other Countries	3	2
Total Current Tax Expense (Recovery)	(39)	3

Deferred Tax
Canada	18	(96)
United States	15	(356)
Other Countries	9	148
Total Deferred Tax Expense (Recovery)	42	(304)
Income Tax Expense (Recovery)	$3	$(301)
Effective Tax Rate	0.7%	44.3%

Encana’s interim income tax expense is determined using an estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding.

During the three months ended March 31, 2017, the current income tax recovery was primarily due to the successful resolution of certain tax items previously assessed by the CRA relating to prior taxation years. During the three months ended March 31, 2016, the deferred tax recovery was primarily due to the ceiling test impairments recognized in the Canadian and USA Operations as disclosed in Note 8.

These items resulted in an effective tax rate of 0.7 percent for the three months ended March 31, 2017, which is lower than the Canadian statutory rate of 27 percent. The effective tax rate for the three months ended March 31, 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

8. Property, Plant and Equipment, Net

	As at March 31, 2017			As at December 31, 2016
	Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$13,368	$(13,060)	$308	$13,159	$(12,896)	$263
Unproved properties	304	-	304	285	-	285
Other	45	-	45	54	-	54
	13,717	(13,060)	657	13,498	(12,896)	602

USA Operations
Proved properties	26,813	(25,406)	1,407	26,393	(25,300)	1,093
Unproved properties	4,771	-	4,771	4,913	-	4,913
Other	30	-	30	44	-	44
	31,614	(25,406)	6,208	31,350	(25,300)	6,050

Market Optimization	6	(5)	1	6	(4)	2
Corporate & Other	2,166	(684)	1,482	2,148	(663)	1,485
	$47,503	$(39,155)	$8,348	$47,002	$(38,863)	$8,139

Canadian Operations and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $54 million, which have been capitalized during the three months ended March 31, 2017 (2016 - $36 million). Included in Corporate and Other are $61 million ($58 million as of December 31, 2016) of international property costs, which have been fully impaired.

For the three months ended March 31, 2017, the Company did not recognize ceiling test impairments in the Canadian cost centre (2016 - $267 million before tax) or in the U.S. cost centre (2016 - $645 million before tax). The impairments recognized in 2016 are included with accumulated DD&A in the table above and resulted primarily from the decline in the 12-month average trailing prices which reduced proved reserves volumes and values.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Natural Gas		Oil & NGLs
	Henry Hub	AECO	WTI	Edmonton Condensate (2)
	($/MMBtu)	(C$/MMBtu)	($/bbl)	(C$/bbl)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2017	2.74	2.38	47.61	61.24
December 31, 2016	2.49	2.17	42.75	55.39
March 31, 2016	2.39	2.47	46.26	59.54
(1)	All prices were held constant in all future years when estimating net revenues and reserves.
(2)	Edmonton Condensate benchmark price has replaced the previously disclosed Edmonton Light Sweet benchmark price.

Capital Lease Arrangements

The Company has several lease arrangements that are accounted for as capital leases including an office building and an offshore production platform.

As at March 31, 2017, the total carrying value of assets under capital lease was $50 million ($51 million as at December 31, 2016), net of accumulated amortization of $652 million ($648 million as at December 31, 2016). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 10.

Other Arrangement

As at March 31, 2017, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,198 million ($1,194 million as at December 31, 2016) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25-year term in 2037, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 10.

9. Long-Term Debt

	As at	As at
	March 31,	December 31,
	2017	2016

U.S. Dollar Denominated Debt
U.S. Unsecured Notes
6.50% due May 15, 2019	$ 500	$ 500
3.90% due November 15, 2021	600	600
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037 (1)	462	462
6.50% due February 1, 2038 (1)	505	505
5.15% due November 15, 2041 (1)	244	244
Total Principal	4,211	4,211

Increase in Value of Debt Acquired	26	26
Unamortized Debt Discounts and Issuance Costs	(39)	(39)
Current Portion of Long-Term Debt	-	-
	$ 4,198	$ 4,198
(1)	Notes accepted for purchase in the March 2016 Tender Offers.

As at March 31, 2017, total long-term debt had a carrying value of $4,198 million and a fair value of $4,722 million (as at December 31, 2016 - carrying value of $4,198 million and a fair value of $4,553 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

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

Encana also recognized a gain on the early debt retirement of $103 million, before tax, representing the difference between the carrying amount of the Notes accepted for purchase and the consideration paid. The gain on the early debt retirement net of the early tender premium totals $89 million, which is included in other (gains) losses in the Condensed Consolidated Statement of Earnings.

10. Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2017	2016

The Bow Office Building	$ 1,274	$ 1,266
Capital Lease Obligations	291	304
Unrecognized Tax Benefits	205	193
Pensions and Other Post-Employment Benefits	120	124
Long-Term Incentive Costs (See Note 16)	83	120
Other Derivative Contracts (See Notes 18, 19)	12	14
Other	27	26
	$ 2,012	$ 2,047

The Bow Office Building

As described in Note 8, Encana has recognized the accumulated costs for The Bow office building, which is under a 25-year lease agreement. At the conclusion of the lease term, the remaining asset and corresponding liability are expected to be derecognized. Encana has also subleased approximately 50 percent of The Bow office space under the lease agreement. The total expected future principal and interest payments related to the 25-year lease agreement and the total undiscounted future amounts expected to be recovered from the sublease are outlined below.

	2017	2018	2019	2020	2021	Thereafter	Total

Expected Future Lease Payments	$53	$72	$72	$73	$73	$1,293	$1,636
Less: Amounts Representing Interest	46	61	60	60	59	813	1,099
Present Value of Expected Future Lease Payments	$7	$11	$12	$13	$14	$480	$537
Sublease Recoveries (undiscounted)	$(26)	$(35)	$(35)	$(36)	$(36)	$(636)	$(804)

Capital Lease Obligations

As described in Note 8, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 14.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.

	2017	2018	2019	2020	2021	Thereafter	Total

Expected Future Lease Payments	$74	$99	$99	$99	$87	$46	$504
Less: Amounts Representing Interest	29	36	32	28	21	7	153
Present Value of Expected Future Lease Payments	$45	$63	$67	$71	$66	$39	$351

11. Asset Retirement Obligation

	As at March 31, 2017	As at December 31, 2016

Asset Retirement Obligation, Beginning of Year	$687	$814
Liabilities Incurred and Acquired	3	18
Liabilities Settled and Divested	(66)	(107)
Change in Estimated Future Cash Outflows	-	(99)
Accretion Expense	11	51
Foreign Currency Translation	3	10
Asset Retirement Obligation, End of Period	$638	$687

Current Portion	$38	$33
Long-Term Portion	600	654
	$638	$687

12. Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at March 31, 2017		As at December 31, 2016
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.0	$4,756	849.8	$3,621
Common Shares Issued	-	-	123.1	1,134
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	973.0	$4,756	973.0	$4,756

During the three months ended March 31, 2017, Encana issued 13,717 common shares totaling $0.2 million under the Company’s dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2016, Encana issued 121,249 common shares totaling $1 million under the DRIP.

Dividends

During the three months ended March 31, 2017, Encana paid dividends of $0.015 per common share totaling $15 million (2016 - $0.015 per common share totaling $13 million). For the three months ended March 31, 2017, the dividends paid included $0.2 million in common shares issued in lieu of cash dividends under the DRIP (2016 - $0.3 million).

On May 1, 2017, the Board of Directors declared a dividend of $0.015 per common share payable on June 30, 2017 to common shareholders of record as of June 15, 2017.

Earnings Per Common Share

The following table presents the computation of net earnings per common share:

	Three Months Ended March 31,
(US$ millions, except per share amounts)	2017	2016

Net Earnings (Loss)	$431	$(379)

Number of Common Shares:
Weighted average common shares outstanding - Basic	973.0	849.9
Effect of dilutive securities	-	-
Weighted average common shares outstanding - Diluted	973.0	849.9

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.44	$(0.45)

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at March 31, 2017 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

In addition, certain stock options granted are performance-based whereby vesting is also subject to Encana attaining prescribed performance relative to predetermined key measures. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

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

13. Accumulated Other Comprehensive Income

	Three Months Ended March 31,
	2017	2016

Foreign Currency Translation Adjustment

Balance, Beginning of Year	$1,200	$1,383

Change in Foreign Currency Translation Adjustment	(16)	(270)

Balance, End of Period	$1,184	$1,113

Pension and Other Post-Employment Benefit Plans

Balance, Beginning of Year	$10	$7

Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 17)	(1)	-

Income Taxes	-	-

Balance, End of Period	$9	$7
Total Accumulated Other Comprehensive Income	$1,193	$1,120

14. Variable Interest Entities

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

As a result of the purchase option and fixed price renewal options, Encana has determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at March 31, 2017, Encana had a capital lease obligation of $288 million ($299 million as at December 31, 2016) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of natural gas and liquids production in the Montney play. As at March 31, 2017, VMLP provides approximately 623 MMcf/d of natural gas gathering and compression and 295 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 15 to 28 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $1,787 million as at March 31, 2017. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2017, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

15. Restructuring Charges

In February 2016, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s reduced capital spending program. During 2016, Encana incurred total restructuring charges of $34 million, before tax, primarily related to severance costs, of which $1 million remains accrued as at March 31, 2017 and is expected to be paid in 2017.

Restructuring charges are included in administrative expense presented in the Corporate & Other segment in the Condensed Consolidated Statement of Earnings.

	As at March 31, 2017	As at December 31, 2016
Outstanding Restructuring Accrual, Beginning of Year	$7	$13
Current Period Restructuring Expenses Incurred	-	34
Restructuring Costs Paid	(6)	(40)
Outstanding Restructuring Accrual, End of Period	$1	$7

16. Compensation Plans

Encana has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees. They include TSARs, Performance TSARs, SARs, Performance Share Units (“PSUs”), Deferred Share Units (“DSUs”) and RSUs. These compensation arrangements are share-based.

Encana accounts for TSARs, Performance TSARs, SARs, PSUs and RSUs held by employees as cash-settled share-based payment transactions and, accordingly, accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton and other fair value models.

The following weighted average assumptions were used to determine the fair value of the share units held by employees:

	As at March 31, 2017		As at March 31, 2016
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	0.74%	0.74%	0.53%	0.53%
Dividend Yield	0.51%	0.51%	0.99%	1.04%
Expected Volatility Rate (1)	58.12%	54.02%	50.71%	47.62%
Expected Term	1.9 yrs	1.9 yrs	1.8 yrs	2.1 yrs
Market Share Price	US$11.71	C$15.58	US$6.09	C$7.92
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended March 31,
	2017	2016

Total Compensation Costs of Transactions Classified as Cash-Settled	$34	$8
Less: Total Share-Based Compensation Costs Capitalized	(11)	(1)
Total Share-Based Compensation Expense	$23	$7

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating expense	$8	$2
Administrative expense	15	5
	$23	$7

As at March 31, 2017, the liability for share-based payment transactions totaled $196 million ($208 million as at December 31, 2016), of which $113 million ($88 million as at December 31, 2016) is recognized in accounts payable and accrued liabilities and $83 million ($120 million as at December 31, 2016) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at March 31, 2017	As at December 31, 2016

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$143	$171
Vested	53	37
	$196	$208

The following units were granted primarily in conjunction with the Company’s February annual long-term incentive award. The TSARs and SARs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Three Months Ended March 31, 2017 (thousands of units)

TSARs	847
SARs	349
PSUs	1,945
DSUs	130
RSUs	4,656

17. Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2017	2016	2017	2016	2017	2016

Net Defined Periodic Benefit Cost	$-	$-	$2	$3	$2	$3
Defined Contribution Plan Expense	6	7	-	-	6	7
Total Benefit Plans Expense	$6	$7	$2	$3	$8	$10

Of the total benefit plans expense, $6 million (2016 - $8 million) was included in operating expense and $2 million (2016 - $2 million) was included in administrative expense.

The net defined periodic benefit cost for the three months ended March 31 are as follows:

	Defined Benefits		OPEB		Total
	2017	2016	2017	2016	2017	2016

Current Service Cost	$-	$1	$2	$2	$2	$3
Interest Cost	2	2	1	1	3	3
Expected Return on Plan Assets	(2)	(3)	-	-	(2)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses (1)	-	-	(1)	-	(1)	-
Total Net Defined Periodic Benefit Cost	$-	$-	$2	$3	$2	$3
(1)	Included in operating expense in the Condensed Consolidated Statement of Earnings.

18. Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 19. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables. There have been no significant transfers between the hierarchy levels during the period.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues, transportation and processing expense, and foreign exchange gains and losses according to their purpose.

As at March 31, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$77	$7	$84	$ (42)	$42
Long-term assets	-	121	-	121	(13)	108
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$90	$2	$93	$(42)	$51
Long-term liabilities	-	22	-	22	(13)	9

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	12	-	12	-	12

As at December 31, 2016	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$11	$-	$11	$(11)	$-
Long-term assets	-	19	-	19	(3)	16

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$228	$36	$264	$(11)	$253
Long-term liabilities	-	38	-	38	(3)	35
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	14	-	14	-	14
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2022. Level 2 also includes financial guarantee contracts as discussed in Note 19. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable at the reporting date, such as exchange and other published prices, broker quotes and observable trading activity.

Level 3 Fair Value Measurements

As at March 31, 2017, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2017. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the three months ended March 31 is presented below:

			Risk Management
			2017	2016
Balance, Beginning of Year			$(36)	$ 16
Total Gains (Losses)			41	(4)
Purchases, Sales, Issuances and Settlements:
Settlements			-	(2)
Transfers Out of Level 3 (1)			-	(10)
Balance, End of Period			$5	$ -
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period			$40	$ (3)

(1)       The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2017	As at December 31, 2016
Risk Management - WTI Options	Option Model	Implied Volatility	18% - 56%	18% - 64%

A 10 percent increase or decrease in implied volatility for the WTI options would cause a corresponding $1 million ($3 million as at December 31, 2016) increase or decrease to net risk management assets and liabilities.

19. Financial Instruments and Risk Management

A)  Financial Instruments

Encana’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, accounts payable and accrued liabilities, risk management assets and liabilities, other liabilities and provisions and long-term debt.

B)  Risk Management Activities

Encana uses derivative financial instruments to manage its exposure to cash flow variability from commodity prices, electricity costs and fluctuating foreign currency exchange rates. The Company does not apply hedge accounting to any of its derivative financial instruments. As a result, gains and losses from changes in the fair value are recognized in net earnings.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, options and costless collars. Encana also enters into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI-based contracts such as fixed price contracts, options and costless collars. Encana also enters into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Power - The Company has entered into Canadian dollar denominated derivative contracts to manage its electricity consumption costs.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2017, Encana had $405 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7502 to C$1. The notional contracts mature monthly throughout 2017.

Risk Management Positions as at March 31, 2017

	Notional Volumes	Term	Average Price	Fair Value

Natural Gas Contracts
Fixed Price Contracts
NYMEX Fixed Price	405 MMcf/d	2017	3.13 US$/Mcf	$(19)
NYMEX Fixed Price	300 MMcf/d	2018	3.06 US$/Mcf	2

NYMEX Three-Way Options	300 MMcf/d	2017		(26)
Sold call price			3.07 US$/Mcf
Bought put price			2.75 US$/Mcf
Sold put price			2.27 US$/Mcf

NYMEX Costless Collars	160 MMcf/d	2017		(1)
Sold call price			3.57 US$/Mcf
Bought put price			2.96 US$/Mcf

NYMEX Call Options
Sold call price	230 MMcf/d	2018	3.75 US$/Mcf	(14)
Sold call price	230 MMcf/d	2019	3.75 US$/Mcf	(13)

Basis Contracts (1)		2017 - 2022		93
Natural Gas Fair Value Position				22

Crude Oil and NGL Contracts
Fixed Price Contracts
WTI Fixed Price	36.0 Mbbls/d	2017	52.15 US$/bbl	5
WTI Fixed Price	31.3 Mbbls/d	2018	55.45 US$/bbl	40
Propane Fixed Price	5.0 Mbbls/d	2017	27.95 US$/bbl	2
Butane Fixed Price	2.5 Mbbls/d	2017	36.12 US$/bbl	3

WTI Three-Way Options	25.0 Mbbls/d	2017		7
Sold call price			60.08 US$/bbl
Bought put price			49.46 US$/bbl
Sold put price			38.74 US$/bbl

WTI Costless Collars	20.1 Mbbls/d	Q3 - Q4 2017		(2)
Sold call price			56.05 US$/bbl
Bought put price			46.22 US$/bbl

Basis Contracts (2)		2017 - 2019		13
Crude Oil and NGLs Fair Value Position				68

Other Derivative Contracts

Fair Value Position				(17)

Foreign Currency Contracts

Fair Value Position (3)				1
Total Fair Value Position				$74
(1)	Encana has entered into swaps to protect against widening natural gas price differentials between benchmark and regional sales prices.
(2)	Encana has entered into swaps to protect against widening Midland and Edmonton Condensate differentials to WTI.
(3)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against widening fluctuations between the Canadian dollar and U.S. dollar.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2017	2016

Realized Gain (Loss) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(24)	$177
Transportation and processing	(4)	(6)
Foreign Currency Derivatives:
Foreign exchange	1	-
	$(27)	$171

Unrealized Gain (Loss) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$362	$(54)
Transportation and processing	-	(1)
Foreign Currency Derivatives:
Foreign exchange	2	-
	$364	$(55)

Total Realized and Unrealized Gain (Loss) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$338	$123
Transportation and processing	(4)	(7)
Foreign Currency Derivatives:
Foreign exchange	3	-
	$337	$116
(1)	Includes a realized gain of $2 million (2016 - gain of $1 million) related to other derivative contracts.
(2)	Includes an unrealized gain of nil (2016 - nil) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2017		2016
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(292)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	337	$337	$116
Settlement of Other Derivative Contracts	2
Fair Value of Contracts Realized During the Period	27	27	(171)
Fair Value of Contracts, End of Period	$74	$364	$(55)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at March 31, 2017	As at December 31, 2016

Risk Management Assets
Current	$43	$-
Long-term	108	16
	151	16

Risk Management Liabilities
Current	51	254
Long-term	9	35
	60	289

Other Derivative Contracts
Current in accounts payable and accrued liabilities	5	5
Long-term in other liabilities and provisions	12	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$74	$(292)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the New York Stock Exchange and Toronto Stock Exchange, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As at March 31, 2017, the Company had no significant credit derivatives in place and held no collateral.

As at March 31, 2017, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2017, approximately 91 percent (90 percent as at December 31, 2016) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at March 31, 2017, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. As at March 31, 2017, these counterparties accounted for 38 percent and 13 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2016, Encana had one counterparty whose net settlement position accounted for 84 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchaser. The circumstances that would require Encana to perform under the agreement include events where the purchaser fails to make payment to the guaranteed party and/or the purchaser is subject to an insolvency event. The agreements have remaining terms from four to eight years with a fair value recognized of $17 million as at March 31, 2017 ($19 million as at December 31, 2016). The maximum potential amount of undiscounted future payments is $342 million as at March 31, 2017, and is considered unlikely.

20. Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)  Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2017	2016

Operating Activities
Accounts receivable and accrued revenues	$70	$145
Accounts payable and accrued liabilities	(134)	(127)
Income tax receivable and payable	(96)	41
	$(160)	$59
B) Non-Cash Activities
	Three Months Ended
	March 31,
	2017	2016

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 11)	$3	$3
Property, plant and equipment accruals	44	13
Capitalized long-term incentives (See Note 16)	11	1
Property additions/dispositions	6	1

Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 12)	$-	$-

21. Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2017:

	Expected Future Payments
(undiscounted)	2017	2018	2019	2020	2021	Thereafter	Total

Transportation and Processing	$381	$545	$608	$593	$468	$2,645	$5,240
Drilling and Field Services	144	66	33	18	7	-	268
Operating Leases	15	18	17	16	17	76	159
Total	$540	$629	$658	$627	$492	$2,721	$5,667

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 14. Divestiture transactions can reduce certain commitments disclosed above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2017 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2016, which are included in Items 8 and 7, respectively, of the 2016 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

●	Executive Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Non-GAAP Measures

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

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a unified team.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2017, Encana will continue to focus on quality growth from high margin, scalable projects located in some of the best plays in North America, referred to as the “Core Assets”, comprising Montney and Duvernay in Canada and Eagle Ford and Permian in the U.S. These world-class assets form a multi-basin portfolio enabling flexible and efficient investment of capital. The Company rapidly deploys successful ideas and practices across these assets, becoming more efficient as innovative and sustainable technical improvements are implemented.

For additional information on Encana’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2016 Annual Report on Form 10-K. In evaluating its operations, the Company reviews performance-based measures such as Non-GAAP Cash Flow and Corporate Margin, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Further information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first quarter of 2017, Encana focused on executing its 2017 capital plan, maintaining operational efficiencies achieved in 2016 and seeking new ways to reduce costs. Higher benchmark prices during the first quarter of 2017 compared to the first quarter of 2016 contributed to increases in Encana’s average realized natural gas, oil and NGLs prices of 57 percent, 78 percent and 106 percent, respectively, resulting in higher revenues. Encana remains committed to building a business model that allows the Company to adapt to fluctuating commodity prices.

Financial Results

●	Reported net earnings of $431 million, including a before-tax amount for net gains on risk management of $338 million in revenues.

●	Generated cash from operating activities of $106 million and Non-GAAP Cash Flow of $278 million.

●	Achieved Corporate Margin of $9.72 per BOE.

●	Recovered current taxes of approximately $42 million resulting from the successful resolution of certain tax items previously assessed.

●	Paid dividends of $0.015 per common share.

●	Held cash and cash equivalents of $523 million and had available credit facilities of $4.5 billion for total liquidity of $5.0 billion at March 31, 2017.

Capital Investment

●	Commenced the Company’s 2017 capital plan with $390 million, or 98 percent, of total capital spending directed to the Core Assets.

●	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

●	Produced average natural gas volumes of 1,241 MMcf/d which accounted for 65 percent of total production volumes.

●

Produced average oil and NGL volumes of 110.9 Mbbls/d which accounted for 35 percent of total production volumes. Average oil and plant condensate production volumes of 87.9 Mbbls/d were 79 percent of total liquids production volumes.

●	Reported Core Assets production of 237.3 MBOE/d, or 75 percent of total production volumes.

Operating Expenses

●

Maintained operational efficiencies achieved in 2016, which continue to contribute to cost savings improvements. Including the impact of 2016 divestitures, the Company reduced transportation and processing expense by $57 million, or 21 percent, and reduced operating expense, excluding long-term incentive costs, by $40 million, or 24 percent, compared to the first quarter of 2016.

2017 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are volatile. Oil prices during 2017 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. OPEC is expected to meet in May to decide whether to extend an agreement among members and certain non-OPEC countries to cut crude oil production. The agreement, which was implemented in January 2017, has been generally supportive of oil prices; however, a decision to discontinue the production cuts could negatively impact prices. In addition, rapid increases in U.S. crude oil production or the continuation of elevated levels of U.S. oil storage inventories could also negatively impact prices.

Although winter temperatures in North America were not as cold as expected, natural gas prices improved compared to 2016 and are expected to continue improving as increases in exports and industrial demand may absorb the oversupply that depressed prices to multi-year lows in 2015 and 2016. After declining in 2016, natural gas production in the contiguous U.S. is not expected to increase significantly until additional pipeline infrastructure in the U.S. northeast is able to alleviate bottlenecks in that region.

Company Outlook

Encana has positioned itself to be flexible and to continue to achieve strong returns from the Core Assets through this evolving commodity price cycle. The Company is executing on its plan and Encana’s Corporate Guidance remains unchanged from the guidance released on February 16, 2017. The details of Encana’s Corporate Guidance can be accessed on the Company’s website at www.encana.com.

Encana enters into commodity derivative financial instruments on a portion of its expected natural gas, oil and NGL production volumes to reduce volatility and help sustain revenues during periods of lower prices. As of April 26, 2017, Encana’s 2017 commodity price mitigation program covers over 70 percent of expected total production for the remainder of the year.

Capital Investment

Encana is on track to meet its full year capital investment guidance of $1.6 billion to $1.8 billion. During the first quarter of 2017, the Company spent $399 million, of which 98 percent was invested in the Core Assets with 49 percent directed to Permian where the Company has drilled 34 net wells. Encana continually strives to improve well performance and lower drilling and completion costs through efficiency gains and lower service costs in its Core Assets.

Production

During the first quarter of 2017, average natural gas production volumes of 1,241 MMcf/d were slightly ahead of the full year 2017 guidance range of 1,150 MMcf/d to 1,200 MMcf/d, and liquids production volumes were on track to meet the full year guidance range of 125.0 Mbbls/d to 130.0 Mbbls/d. Encana expects the production mix to continue shifting throughout the year, especially in the second half of 2017 primarily due to growing Permian volumes and the anticipated completion of new facilities in Montney. Core Assets production of 237.3 MBOE/d held steady compared to the fourth quarter of 2016 and is expected to grow as Encana sees the anticipated benefit of its increased capital program with additional wells coming online in 2017. Total liquids production accounted for 35 percent of the Company’s total production volumes, with the Core Assets contributing 103.2 Mbbls/d or 93 percent.

Operating Expenses

To date, efficiency improvements and lower service costs have been maintained and the Company continues to benefit from transportation contract renegotiations completed in 2016. The Company reported first quarter operating costs within the full year 2017 guidance ranges. Transportation and processing expense was $6.67 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, were $3.82 per BOE and $1.50 per BOE, respectively. Encana continues to offset any inflationary pressures with additional efficiency gains.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2017	2016

Product Revenues	$738	$519
Gains (Losses) on Risk Management, net	338	123
Market Optimization	186	87
Other	35	24
Total Revenues	1,297	753

Total Operating Expenses (1)	800	1,796
Operating Income (Loss)	497	(1,043)
Total Other (Income) Expenses	63	(363)
Net Earnings (Loss) Before Income Tax	$434	$(680)

Net Earnings (Loss)	$431	$(379)

(1) Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Encana’s revenues are substantially derived from sales of natural gas, oil and NGL production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are closely linked to the AECO and Edmonton Condensate benchmark prices, except for production from Deep Panuke which is closely related to the Algonquin City Gate benchmark price due to the proximity of the offshore production platform to New England. The USA Operations realized prices generally reflect NYMEX and WTI benchmark prices. Realized NGL prices are significantly influenced by oil benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below:

Benchmark Prices

	Three months ended March 31,
(average for the period)	2017	2016

Natural Gas
NYMEX ($/MMBtu)	$3.32	$ 2.09
AECO (C$/Mcf)	2.94	2.11
Algonquin City Gate ($/MMBtu)	4.47	3.28

Oil & NGLs
WTI ($/bbl)	$51.91	$ 33.45
Edmonton Condensate (C$/bbl)	69.13	47.25

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
Three months ended March 31,	2017	2016	2017	2016

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	885	1,066	$2.52	$1.66
USA Operations	356	450	3.23	1.88
Total	1,241	1,516	2.72	1.73

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.4	3.2	43.29	29.58
USA Operations	67.0	77.3	49.65	27.77
Total	67.4	80.5	49.61	27.84

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	18.7	16.5	50.29	32.32
USA Operations	1.8	2.6	42.87	22.45
Total	20.5	19.1	49.63	31.00

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	5.0	10.5	22.62	5.74
USA Operations	18.0	20.7	20.11	8.93
Total	23.0	31.2	20.66	7.86

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	23.7	27.0	44.40	22.02
USA Operations	19.8	23.3	22.22	10.41
Total	43.5	50.3	34.31	16.63

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	24.1	30.2	44.38	22.82
USA Operations	86.8	100.6	43.36	23.74
Total	110.9	130.8	43.59	23.53

Total Production (MBOE/d, $/BOE)
Canadian Operations	171.7	207.9	19.23	11.84
USA Operations	146.2	175.5	33.59	18.42
Total	317.9	383.4	25.82	14.85

Production Mix (%)
Natural Gas	65	66

Oil & Plant Condensate	28	26
NGLs – Other	7	8
Total Oil & NGLs	35	34

Core Assets Production
Natural Gas (MMcf/d)	804	966

Oil (Mbbls/d)	62.3	66.5

NGLs – Plant Condensate (Mbbls/d)	20.0	17.7
NGLs – Other (Mbbls/d)	20.9	23.9
Total NGLs (Mbbls/d)	40.9	41.6

Total Oil & NGLs (Mbbls/d)	103.2	108.1

Total Production (MBOE/d)	237.3	269.1

% of Total Encana Production	75	70

(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.

Product Revenues

	Three months ended March 31,

($ millions)	Natural Gas	Oil	NGLs (1)	Total

2016 Product Revenues	$240	$203	$76	$519
Increase (decrease) due to:
Sales prices	110	133	69	312
Production volumes	(46)	(36)	(11)	(93)
2017 Product Revenues	$304	$300	$134	$738

(1)	Includes plant condensate.

Natural Gas Revenues

Three months ended March 31, 2017 versus March 31, 2016

Natural gas revenues increased $64 million compared to the first quarter of 2016 primarily due to:

●

Higher average realized natural gas prices of $0.99 per Mcf, or 57 percent, increased revenues by $110 million. The increase reflected higher NYMEX, AECO and Algonquin City Gate benchmark prices which were up 59 percent, 39 percent and 36 percent, respectively;

partially offset by:

●

Lower average natural gas production volumes of 275 MMcf/d decreased revenues by $46 million. Lower volumes were primarily due to the sales of the Gordondale (79 MMcf/d) and DJ Basin assets (47 MMcf/d) in the third quarter of 2016, lower natural gas volumes in Montney due to Encana’s focus on liquids rich wells in the play (94 MMcf/d) and natural declines in Piceance (43 MMcf/d).

Oil Revenues

Three months ended March 31, 2017 versus March 31, 2016

Oil revenues increased $97 million compared to the first quarter of 2016 primarily due to:

●

Higher average realized oil prices of $21.77 per bbl, or 78 percent, increased revenues by $133 million. The increase reflected a higher WTI benchmark price which was up 55 percent. The increase was also due to higher utilization of pipelines to transport oil to more favourable markets to receive a higher net price, as well as improved regional pricing in the USA Operations;

partially offset by:

●

Lower average oil production volumes of 13.1 Mbbls/d decreased revenues by $36 million. Lower volumes were primarily due to natural declines in Eagle Ford (9.3 Mbbls/d) and in the USA Other Upstream Operations (3.8 Mbbls/d) as well as the sales of the DJ Basin (4.9 Mbbls/d) and Gordondale assets (2.4 Mbbls/d) in the third quarter of 2016, partially offset by a successful drilling program in Permian (7.8 Mbbls/d).

NGL Revenues

Three months ended March 31, 2017 versus March 31, 2016

NGL revenues increased $58 million compared to the first quarter of 2016 primarily due to:

●

Higher average realized NGL prices of $17.68 per bbl, or 106 percent, increased revenues by $69 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 55 percent and 46 percent, respectively. The increase was also due to a shift in the NGL production mix to higher value condensate compared to 2016;

partially offset by:

●

Lower average NGL production volumes of 6.8 Mbbls/d decreased revenues by $11 million. Lower volumes were primarily due to the sales of the Gordondale (5.7 Mbbls/d) and DJ Basin assets (4.9 Mbbls/d) in the third quarter of 2016 and natural declines in the USA Other Upstream Operations (1.3 Mbbls/d), partially offset by successful drilling programs in the Core Assets (5.7 Mbbls/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected natural gas, oil and NGL production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at March 31, 2017 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table provides the effects of Encana’s risk management activities on revenues.

	$ millions		Per-Unit
Three months ended March 31,	2017	2016	2017		2016

Realized Gains (Losses) on Risk Management
Commodity Price
Natural Gas ($/Mcf)	$(25)	$62	$(0.22)	$	0.45
Oil ($/bbl)	-	114	$0.05	$	15.54
NGLs (1) ($/bbl)	(1)	-	$(0.42)	$	-
Other (2)	2	1	$-	$	-
Total ($/BOE)	(24)	177	$(0.91)	$	5.04

Unrealized Gains (Losses) on Risk Management	362	(54)
Total Gains (Losses) on Risk Management, Net	$338	$123
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

Three months ended March 31, 2017 versus March 31, 2016

Market Optimization revenues increased $99 million compared to the first quarter of 2016 primarily due to:

●	Higher commodity prices ($58 million) and higher sales of third-party purchased volumes used for optimization activities ($41 million).

Other Revenues

Other Revenues primarily includes amounts related to the sublease of office space in The Bow office building and interest income recorded in the Corporate and Other segment, as well as third party transportation and processing revenues with no associated volumes recorded in the Canadian and USA Operations segments. Further information on The Bow office sublease can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions		$/BOE
Three months ended March 31,	2017	2016	2017	2016

Canadian Operations	$5	$6	$0.30	$0.29
USA Operations	24	17	$1.84	$1.07
Total	$29	$23	$1.01	$0.65

Three months ended March 31, 2017 versus March 31, 2016

Production, mineral and other taxes increased $6 million compared to the first quarter of 2016 primarily due to:

●	Higher commodity prices in the USA Operations and higher oil production volumes in Permian ($9 million);

partially offset by:

●	The sale of the DJ Basin assets in the third quarter of 2016 ($2 million).

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

	$ millions		$/BOE
Three months ended March 31,	2017	2016	2017	2016

Canadian Operations	$132	$149	$8.56	$7.87
USA Operations	59	98	$4.44	$6.12
Upstream Transportation and Processing	191	247	$6.67	$7.07

Market Optimization	21	21
Corporate and Other	-	1
Total	$212	$269

Three months ended March 31, 2017 versus March 31, 2016

Transportation and processing expense decreased $57 million compared to the first quarter of 2016 primarily due to:

●

The renegotiation and expiration of certain transportation contracts ($34 million), the sales of the Gordondale and DJ Basin assets in the third quarter of 2016 ($21 million) and lower gas gathering and processing fees in Montney, Duvernay and the USA Other Operations ($16 million);

partially offset by:

●

Higher volumes and prices in Permian ($7 million), the higher U.S./Canadian dollar exchange rate ($6 million) and increased downstream processing costs in Montney and Duvernay due to Encana’s focus on liquids rich wells in the plays ($5 million).

Operating

Operating expense includes costs paid by Encana to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	$ millions		$/BOE
Three months ended March 31,	2017	2016	2017	2016

Canadian Operations	$31	$40	$1.91	$2.06
USA Operations	87	113	$6.43	$7.06
Upstream Operating Expense (1)	118	153	$3.99	$4.35

Market Optimization	9	8
Corporate and Other	5	5
Total	$132	$166

(1)	Upstream Operating Expense per BOE for the first quarter of 2017 includes long-term incentive costs of $0.17/BOE (2016 – $0.04/BOE).

Three months ended March 31, 2017 versus March 31, 2016

Operating expense decreased $34 million compared to the first quarter of 2016 primarily due to:

●

Cost-saving initiatives primarily in the USA Operations ($16 million), lower salaries and benefits due to a lower headcount ($11 million), the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 ($9 million) and lower activity in the Canadian Operations ($5 million);

partially offset by:

●

Higher long-term incentive costs resulting from the increase in Encana’s share price ($6 million). Further information on Encana’s long-term incentives can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchased Product

Purchased product expense includes purchases of natural gas, oil and NGLs from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

	Three months ended March 31,
($ millions)	2017	2016

Market Optimization	$171	$73

Three months ended March 31, 2017 versus March 31, 2016

Purchased product expense increased $98 million compared to the first quarter of 2016 primarily due to:

●	Higher commodity prices ($53 million) and higher third-party volumes purchased for optimization activities ($45 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2016 Annual Report on Form 10-K. Depletion rates are impacted by fluctuations in 12-month average trailing prices which can affect proved reserves volumes. Impairments, acquisitions, divestitures and foreign exchange rates can also impact the depletion rates. For additional information on Critical Accounting Estimates, refer to the MD&A included in Item 7 of the 2016 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	$ millions		$/BOE
Three months ended March 31,	2017	2016	2017	2016

Canadian Operations	$64	$82	$4.11	$4.32
USA Operations	106	159	$8.09	$9.99
Upstream DD&A	170	241	$5.93	$6.91

Corporate and Other	17	20
Total	$187	$261

Three months ended March 31, 2017 versus March 31, 2016

DD&A decreased $74 million compared to the first quarter of 2016 primarily due to:

●	Lower production volumes ($42 million) and depletion rates ($33 million) in the Canadian and USA Operations.

The depletion rate decreased $0.98 per BOE compared to the first quarter of 2016 primarily due to:

●	Ceiling test impairments recognized in the first six months of 2016 in the Canadian and USA Operations and the sale of the DJ Basin assets in the third quarter of 2016.

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

	Three months ended March 31,
($ millions)	2017	2016

Canadian Operations	$-	$267
USA Operations	-	645
Total	$-	$912

Ceiling test impairments in the first quarter of 2016 were primarily due to the decline in the 12-month average trailing prices, which reduced the Canadian and USA Operations proved reserves volumes and values as calculated under SEC requirements.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Natural Gas		Oil & NGLs
	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)	WTI ($/bbl)	Edmonton Condensate (2) (C$/bbl)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2017	2.74	2.38	47.61	61.24
December 31, 2016	2.49	2.17	42.75	55.39
March 31, 2016	2.39	2.47	46.26	59.54

(1)	All prices were held constant in all future years when estimating net revenues and reserves.
(2)	Edmonton Condensate benchmark price has replaced the previously disclosed Edmonton Light Sweet benchmark price to reflect the Company’s shift to higher condensate production.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Encana’s natural gas and oil properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible natural gas and liquids reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Encana manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2016 Annual Report on Form 10-K.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	Three months ended March 31,
	2017	2016

Administrative ($ millions)	$58	$79
Administrative ($/BOE) (1)	$2.04	$2.27

(1)	Administrative expense per BOE for the first quarter of 2017 includes long-term incentive costs of $0.54/BOE (2016 – long-term incentive costs of $0.15/BOE and restructuring costs of $0.89/BOE). There were no restructuring costs in the first quarter of 2017.

Three months ended March 31, 2017 versus March 31, 2016

Administrative expense in the first quarter of 2017 decreased $21 million from the first quarter of 2016 primarily due to lower restructuring costs ($31 million), partially offset by higher long-term incentive costs resulting from the increase in Encana’s share price ($10 million). Administrative expense of $43 million, excluding restructuring costs and long-term incentive costs, was unchanged compared to the first quarter of 2016.

During the first quarter of 2016, Encana completed workforce reductions announced in February 2016 to better align staffing levels and the organizational structure with its reduced capital spending program as a result of the low commodity price environment. Encana incurred restructuring costs of $31 million during the first quarter of 2016. Further information on restructuring costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2017	2016

Interest	$88	$103
Foreign exchange (gain) loss, net	(26)	(379)
(Gain) loss on divestitures, net	1	-
Other (gains) losses, net	-	(87)
Total Other (Income) Expenses	$63	$(363)

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes and balances which are drawn on the Company’s credit facilities. Encana also incurs interest on the Company’s long-term obligation for The Bow office building and capital leases.

Interest expense in the first quarter of 2017 decreased $15 million from the first quarter of 2016 primarily due to the early retirement of long-term debt in March 2016 as discussed in the Liquidity and Capital Resources section of this MD&A.

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. In the first quarter of 2017, the average U.S./Canadian dollar foreign exchange rate was 0.755 compared to 0.728 in the first quarter of 2016. In the first quarter of 2017, Encana recorded lower foreign exchange gains on the translation of U.S. dollar debt issued from Canada compared to the first quarter of 2016 ($303 million).

Other (Gains) Losses, Net

Other (gains) losses, net primarily includes other non-recurring revenues or expenses, reclamation charges relating to decommissioned assets and earnings/losses from equity investments.

Other gains in the first quarter of 2016 primarily includes a gain of $89 million on the early retirement of long-term debt as discussed in the Liquidity and Capital Resources section of this MD&A.

Income Tax

	Three months ended March 31,
($ millions)	2017	2016

Current Income Tax Expense (Recovery)	$(39)	$3
Deferred Income Tax Expense (Recovery)	42	(304)
Income Tax Expense (Recovery)	$3	$(301)

Effective Tax Rate	0.7%	44.3%

Income Tax Expense (Recovery)

Three months ended March 31, 2017 versus March 31, 2016

In the first quarter of 2017, Encana recorded a total income tax expense compared to a tax recovery in the first quarter of 2016. The total income tax expense was primarily due to higher operating income and lower foreign exchange gains.

The current income tax recovery in the first quarter of 2017 was primarily due to the successful resolution of certain tax items previously assessed by the CRA relating to prior taxation years.

The deferred tax recovery in the first quarter of 2016 was primarily due to the recognition of ceiling test impairments.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. These items, along with the CRA reassessment discussed above, resulted in an effective tax rate for the first quarter of 2017 that is lower than the Canadian statutory rate of 27 percent. The effective tax rate for the first quarter of 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate are subject to change. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for taxes is adequate.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations and service debt repayments. At March 31, 2017, $97 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at March 31,
($ millions, except as indicated)	2017	2016

Cash and Cash Equivalents	$523	$222
Available Credit Facility – Encana (1)	3,000	1,795
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	5,023	3,517

Long-Term Debt	4,198	5,402
Total Shareholders’ Equity	6,525	5,505

Debt to Capitalization (%) (2)	39	50
Debt to Adjusted Capitalization (%) (3)	23	29

(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As shown in the table above, Debt to Adjusted Capitalization in the first quarter of 2017 decreased compared to the first quarter of 2016 as a result of Encana’s efforts to strengthen its balance sheet through debt repayments. Additional information on financial covenants can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of the 2016 Annual Report on Form 10-K.

Sources and Uses of Cash

In the first quarter of 2017, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2017	2016

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$106	$157
Proceeds from divestitures	Investing	3	6
Net issuance of revolving long-term debt	Financing	-	555
Other	Investing	55	12
		164	730

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	399	359
Acquisitions	Investing	46	1
Repayment of long-term debt	Financing	-	400
Dividends on common shares	Financing	15	13
Other	Financing	16	15
		476	788

Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		1	9
Increase (Decrease) in Cash and Cash Equivalents		$(311)	$(49)

Operating Activities

Cash from operating activities can be significantly impacted by fluctuations in commodity prices, operating costs, and changes in production volumes. In the first quarter of 2017, cash from operating activities was primarily impacted by recovering commodity prices, the Company’s efforts in maintaining cost efficiencies achieved in 2016, a current tax recovery and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow was $278 million in the first quarter of 2017 and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A. Non-GAAP Cash Flow excludes changes in non-cash working capital as disclosed in the Non-GAAP Measures section of this MD&A.

Three months ended March 31, 2017 versus March 31, 2016

Net cash from operating activities in the first quarter of 2017 decreased $51 million from the first quarter of 2016 primarily due to:

●

Realized losses on risk management included in revenues in the first quarter of 2017 compared to realized gains in 2016 ($201 million), lower production volumes ($93 million) and changes in non-cash working capital ($219 million);

partially offset by:

●

Higher realized commodity prices ($312 million), lower transportation and processing expense ($57 million), lower operating expense and administrative expense, excluding non-cash long-term incentive costs ($51 million), a current tax recovery in the first quarter of 2017 compared to an expense in 2016 ($42 million) and lower interest on long-term debt ($15 million).

Investing Activities

Net cash used in investing activities in the first quarter of 2017 was $387 million primarily due to capital expenditures. Capital expenditures in the first quarter of 2017 increased $40 million compared to the first quarter of 2016 due to an increase in the capital program for 2017. Capital expenditures in the Core Assets totaled $390 million, representing 98 percent of total capital expenditures, and increased $47 million compared to the first quarter of 2016, primarily in Eagle Ford ($30 million) and Montney ($25 million). Capital expenditures exceeded cash from operating activities by $293 million and the difference was funded using cash on hand.

Acquisitions in the first quarter of 2017 were $46 million, which included land purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3 and 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities in the first quarter of 2017 was $31 million compared to net cash from financing activities of $127 million in the first quarter of 2016. The change was primarily due to a net issuance of revolving long-term debt ($555 million) in the first quarter of 2016, partially offset by the repayment of long-term debt ($400 million) in the first quarter of 2016.

Encana’s long-term debt totaled $4,198 million at March 31, 2017 and December 31, 2016. There was no current portion outstanding at March 31, 2017 or December 31, 2016. At March 31, 2017, Encana has no long-term debt maturities until 2019 and over 73 percent of the Company’s debt is not due until 2030 and beyond.

In March 2016, the Company completed tender offers (collectively, the “Tender Offers”) for certain of the Company’s outstanding senior notes (collectively, the “Notes”) and accepted for purchase $489 million aggregate principal amount of Notes. The Company paid an aggregate amount of $406 million, including accrued and unpaid interest of $6 million and an early tender premium of $14 million, which resulted in the recognition of a net gain on the early debt retirement of $89 million, before tax. The Company used cash on hand and borrowings under the Credit Facilities to fund the Tender Offers. Further information on the Tender Offers can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2020. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At March 31, 2017, Encana had no outstanding balance under the Credit Facilities.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2017	2016

Dividend Payments	$15	$13
Dividend Payments ($/share)	$0.015	$0.015

On May 1, 2017, the Board of Directors declared a dividend of $0.015 per common share payable on June 30, 2017 to common shareholders of record as of June 15, 2017.

Off-Balance Sheet Arrangements

For information on off-balance sheet arrangements and transactions, refer to the Off-Balance Sheet Arrangements section of the MD&A included in Item 7 of the 2016 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31,
($ millions, except as indicated)	2017	2016

Cash From (Used in) Operating Activities	$ 106	$ 157
(Add back) deduct:
Net change in other assets and liabilities	(12)	(4)
Net change in non-cash working capital	(160)	59
Current tax on sale of assets	-	-
Non-GAAP Cash Flow	$ 278	$ 102
Production Volumes (MMBOE)	28.6	34.9
Corporate Margin ($/BOE)	$ 9.72	$ 2.92

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

($ millions, except as indicated)	March 31, 2017	December 31, 2016

Debt	$ 4,198	$ 4,198
Total Shareholders’ Equity	6,525	6,126
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$ 18,469	$ 18,070
Debt to Adjusted Capitalization	23%	23%

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including natural gas, oil and NGLs, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable as discussed in Item 1A. “Risk Factors” of the 2016 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from year to year. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

The table below summarizes the sensitivity of the fair value of the Company’s risk management positions to fluctuations in commodity prices, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact of commodity price changes. Fluctuations in commodity prices could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2017
(US$ millions)	10% Price Increase	10% Price Decrease
Natural gas price	$(50)	$41

Crude oil price	(145)	143

NGL price	(6)	6

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

Foreign exchange gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated and settled, and primarily include:

●	U.S. dollar denominated debt issued from Canada
●	U.S. dollar denominated risk management assets and liabilities held in Canada
●	U.S. dollar denominated cash and short-term investments held in Canada
●	Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2017, Encana had $405 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7502 to C$1. The notional contracts mature monthly throughout 2017.

As at March 31, 2017, Encana had $4.2 billion in U.S. dollar debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2017
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(365)	$446

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

As at March 31, 2017, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Encana’s internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2016 Annual Report on Form 10-K and Note 21 of Encana’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in the 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENCANA CORPORATION

By:	/s/ Sherri A. Brillon
Name: Sherri A. Brillon
Title: Executive Vice- President & Chief Financial Officer

Dated: May 4, 2017