Form 10-Q
period 2017-06-30
ENCANA CORP
filed 2017-07-25
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [   ]    No  [X]

Number of registrant’s common shares outstanding as of July 19, 2017	973,095,555

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation. Forward-looking statements include: composition of the Company’s core assets, including the allocation of capital and focus of development plans; growth in long-term shareholder value; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating efficiencies, ability to reduce costs and ability to preserve balance sheet strength; the continued evolution of the Company to drive greater productivity and cost efficiencies; efficiencies resulting from the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; ability to accelerate activity levels; ability to optimize well and completion designs; anticipated drilling costs and cycle times; expected proceeds from announced divestitures, adjustments thereto, use of proceeds therefrom, satisfaction of regulatory approvals and closing conditions and timing of closing; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected construction of compression and processing capacity; expansion of future midstream services; estimates of reserves and resources; success of and benefits from technical innovation and cube development approach, including enhancements to productivity and recovery; expected production and product types; statements regarding anticipated cash flow and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program; managing risk, including the impact of changes in laws and regulations; level of expenditures and impact of environmental legislation; financial flexibility and discipline; access to cash and cash equivalents and other methods of funding; the ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the adequacy of the Company’s provision for taxes and legal claims; successful resolution of certain tax items; the projections and expectation of meeting the targets contained in the Company’s corporate guidance, including updates thereto; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment, including potential supply and demand; returns from the Company’s core assets; flexibility and source of funding of capital spending plans; expected future interest expense; the Company’s commitments and obligations and adjustments thereto; potential future discounts, if any, in connection with the Company’s dividend reinvestment program; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions, except per share amounts)		2017	2016	2017	2016

Revenues	(Note 3)

Product revenues		$728	$578	$1,466	$1,097

Gains (losses) on risk management, net	(Note 19)	129	(330)	467	(207)

Market optimization		204	91	390	178

Other		22	25	49	49

Total Revenues		1,083	364	2,372	1,117

Operating Expenses	(Note 3)

Production, mineral and other taxes		24	30	53	53

Transportation and processing	(Note 19)	206	244	418	513

Operating		113	135	245	301

Purchased product		192	79	363	152

Depreciation, depletion and amortization		193	230	380	491

Impairments	(Note 8)	-	484	-	1,396

Accretion of asset retirement obligation	(Note 11)	10	13	21	26

Administrative	(Note 15)	24	61	82	140

Total Operating Expenses		762	1,276	1,562	3,072

Operating Income (Loss)		321	(912)	810	(1,955)

Other (Income) Expenses

Interest	(Note 5)	79	107	167	210

Foreign exchange (gain) loss, net	(Notes 6, 19)	(58)	23	(84)	(356)

(Gain) loss on divestitures, net		-	2	1	2

Other (gains) losses, net	(Note 9)	(27)	24	(35)	(63)

Total Other (Income) Expenses		(6)	156	49	(207)

Net Earnings (Loss) Before Income Tax		327	(1,068)	761	(1,748)

Income tax expense (recovery)	(Note 7)	(4)	(467)	(1)	(768)

Net Earnings (Loss)		$331	$(601)	$762	$(980)

Net Earnings (Loss) per Common Share

Basic & Diluted	(Note 12)	$0.34	$(0.71)	$0.78	$(1.15)

Dividends Declared per Common Share	(Note 12)	$0.015	$0.015	$0.03	$0.03

Weighted Average Common Shares Outstanding (millions)

Basic & Diluted	(Note 12)	973.0	849.9	973.0	849.9

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)		2017	2016	2017	2016

Net Earnings (Loss)		$331	$(601)	$762	$(980)

Other Comprehensive Income (Loss), Net of Tax

Foreign currency translation adjustment	(Note 13)	(59)	14	(75)	(256)

Pension and other post-employment benefit plans	(Notes 13, 17)	-	-	(1)	-

Other Comprehensive Income (Loss)		(59)	14	(76)	(256)

Comprehensive Income (Loss)		$272	$(587)	$686	$(1,236)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

(US$ millions)		As at June 30, 2017	As at December 31, 2016

Assets

Current Assets

Cash and cash equivalents		$395	$834

Accounts receivable and accrued revenues		603	663

Risk management	(Notes 18, 19)	145	-

Income tax receivable		627	426

		1,770	1,923

Property, Plant and Equipment, at cost:	(Note 8)

Oil and natural gas properties, based on full cost accounting

Proved properties		41,221	39,610

Unproved properties		4,796	5,198

Other		2,243	2,194

Property, plant and equipment		48,260	47,002

Less: Accumulated depreciation, depletion and amortization		(39,715)	(38,863)

Property, plant and equipment, net	(Note 3)	8,545	8,139

Other Assets		132	138

Risk Management	(Notes 18, 19)	135	16

Deferred Income Taxes		1,625	1,658

Goodwill	(Note 3)	2,802	2,779

	(Note 3)	$15,009	$14,653

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities		$1,271	$1,303

Income tax payable		5	5

Risk management	(Notes 18, 19)	42	254

		1,318	1,562

Long-Term Debt	(Note 9)	4,198	4,198

Other Liabilities and Provisions	(Note 10)	2,061	2,047

Risk Management	(Notes 18, 19)	13	35

Asset Retirement Obligation	(Note 11)	604	654

Deferred Income Taxes		32	31

		8,226	8,527

Commitments and Contingencies	(Note 21)

Shareholders’ Equity

Share capital - authorized unlimited common shares 2017 issued and outstanding: 973.0 million shares (2016: 973.0 million shares)	(Note 12)	4,756	4,756

Paid in surplus		1,358	1,358

Accumulated deficit		(465)	(1,198)

Accumulated other comprehensive income	(Note 13)	1,134	1,210

Total Shareholders’ Equity		6,783	6,126

		$15,009	$14,653

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2017 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126

Net Earnings (Loss)		-	-	762	-	762

Dividends on Common Shares	(Note 12)	-	-	(29)	-	(29)

Common Shares Issued Under Dividend Reinvestment Plan	(Note 12)	-	-	-	-	-

Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(76)	(76)

Balance, June 30, 2017		$4,756	$1,358	$(465)	$1,134	$6,783

Six Months Ended June 30, 2016 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2015		$3,621	$1,358	$(202)	$1,390	$6,167

Net Earnings (Loss)		-	-	(980)	-	(980)

Dividends on Common Shares	(Note 12)	-	-	(25)	-	(25)

Common Shares Issued Under Dividend Reinvestment Plan	(Note 12)	1	-	-	-	1

Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(256)	(256)

Balance, June 30, 2016		$3,622	$1,358	$(1,207)	$1,134	$4,907

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions)		2017	2016	2017	2016

Operating Activities

Net earnings (loss)		$331	$(601)	$762	$(980)

Depreciation, depletion and amortization		193	230	380	491

Impairments	(Note 8)	-	484	-	1,396

Accretion of asset retirement obligation	(Note 11)	10	13	21	26

Deferred income taxes	(Note 7)	14	(455)	56	(759)

Unrealized (gain) loss on risk management	(Note 19)	(110)	451	(472)	506

Unrealized foreign exchange (gain) loss	(Note 6)	(63)	73	(99)	(270)

Foreign exchange on settlements	(Note 6)	7	(53)	9	(85)

(Gain) loss on divestitures, net		-	2	1	2

Other		(31)	38	(29)	(43)

Net change in other assets and liabilities		(4)	(5)	(16)	(9)

Net change in non-cash working capital	(Note 20)	(129)	(94)	(289)	(35)

Cash From (Used in) Operating Activities		218	83	324	240

Investing Activities

Capital expenditures	(Note 3)	(415)	(215)	(814)	(574)

Acquisitions	(Note 4)	(2)	(1)	(48)	(2)

Proceeds from divestitures	(Note 4)	82	-	85	6

Net change in investments and other		24	(56)	79	(44)

Cash From (Used in) Investing Activities		(311)	(272)	(698)	(614)

Financing Activities

Net issuance (repayment) of revolving long-term debt		-	288	-	843

Repayment of long-term debt	(Note 9)	-	-	-	(400)

Dividends on common shares	(Note 12)	(14)	(11)	(29)	(24)

Capital lease payments and other financing arrangements	(Note 10)	(24)	(17)	(40)	(32)

Cash From (Used in) Financing Activities		(38)	260	(69)	387

Foreign Exchange Gain (Loss) on Cash and Cash

Equivalents Held in Foreign Currency		3	-	4	9

Increase (Decrease) in Cash and Cash Equivalents		(128)	71	(439)	22

Cash and Cash Equivalents, Beginning of Period		523	222	834	271

Cash and Cash Equivalents, End of Period		$395	$293	$395	$293

Cash, End of Period		$112	$31	$112	$31

Cash Equivalents, End of Period		283	262	283	262

Cash and Cash Equivalents, End of Period		$395	$293	$395	$293

See accompanying Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Principles of Consolidation

Encana is in the business of the exploration for, the development of, and the production and marketing of oil, NGLs and natural gas.

The interim Condensed Consolidated Financial Statements include the accounts of Encana and entities in which it holds a controlling interest. All intercompany balances and transactions are eliminated on consolidation. Undivided interests in oil and natural gas exploration and production joint ventures and partnerships are consolidated on a proportionate basis. Investments in non-controlled entities over which Encana has the ability to exercise significant influence are accounted for using the equity method.

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

These unaudited interim Condensed Consolidated Financial Statements reflect, in the opinion of Management, all normal and recurring adjustments, with the exception of an out-of-period adjustment as described in Note 6, which are necessary to present fairly the financial position and results of the Company as at and for the periods presented. Interim condensed consolidated financial results are not necessarily indicative of consolidated financial results expected for the fiscal year.

2. Recent Accounting Pronouncements

New Standards Issued Not Yet Adopted

As of January 1, 2018, Encana will be required to adopt ASU 2014-09, “Revenue from Contracts with Customers” under Topic 606 and the related subsequent updates and clarifications issued, which will replace Topic 605, “Revenue Recognition”, and other industry-specific guidance in the Accounting Standards Codification. The new standard is based on the principle that revenue is recognized on the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of Effective Date for Revenue from Contracts with Customers”, which deferred the effective date of ASU 2014-09. The standard can be applied using either the full retrospective approach or a modified retrospective approach at the date of adoption. Encana has substantially completed evaluating the impact of ASU 2014-09 and currently expects that the standard will not have a material impact on the Company’s Consolidated Financial Statements other than enhanced disclosures related to the disaggregation of revenues from contracts with customers, the Company’s performance obligations and any significant judgments. Encana intends to adopt the new standard using the modified retrospective method at the date of adoption.

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

As of January 1, 2019, Encana will be required to adopt ASU 2016-02, “Leases” under Topic 842, which will replace Topic 840 “Leases”. The new standard will require lessees to recognize right-of-use assets and related lease liabilities for all leases, including leases classified as operating leases, on the Consolidated Balance Sheet. The dual classification model was retained for the purpose of subsequent measurement and presentation of leases in the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows. The new standard also expands disclosures related to the amount, timing and uncertainty of cash flows arising from leases. The standard will be applied using a modified retrospective approach and provides for certain practical expedients at the date of adoption. Encana is currently identifying, gathering and analyzing contracts impacted by the adoption of the new standard, as well as evaluating the system requirements for implementation. Although Encana is not able to reasonably estimate the financial impact of ASU 2016-02 at this time, the Company anticipates there will be a material impact on the Company’s Consolidated Financial Statements resulting from the recognition of assets and liabilities related to operating lease activities.

As of January 1, 2020, Encana will be required to adopt ASU 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendment eliminates the second step of the goodwill impairment test which requires the Company to measure the impairment based on the excess amount of the carrying value of the reporting unit’s goodwill over the implied fair value of its goodwill. Under this amendment, the goodwill impairment will be measured based on the excess amount of the reporting unit’s carrying value over its respective fair value. The amendment will be applied prospectively at the date of adoption. Encana is currently in the early stages of reviewing the amendment, but does not expect the amendment to have a material impact on the Company’s Consolidated Financial Statements.

3. Segmented Information

Encana’s reportable segments are determined based on the Company’s operations and geographic locations as follows:

●	Canadian Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the Canadian cost centre.

●	USA Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the U.S. cost centre.

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2017	2016	2017	2016	2017	2016

Revenues

Product revenues	$264	$196	$464	$382	$-	$-

Gains (losses) on risk management, net	2	55	17	71	-	1

Market optimization	-	-	-	-	204	91

Other	1	1	4	7	-	-

Total Revenues	267	252	485	460	204	92

Operating Expenses

Production, mineral and other taxes	5	6	19	24	-	-

Transportation and processing	133	155	51	73	22	22

Operating	22	37	84	87	3	6

Purchased product	-	-	-	-	192	79

Depreciation, depletion and amortization	53	67	123	143	-	-

Impairments	-	226	-	258	-	-

Total Operating Expenses	213	491	277	585	217	107

Operating Income (Loss)	$54	$(239)	$208	$(125)	$(13)	$(15)

			Corporate & Other		Consolidated
			2017	2016	2017	2016

Revenues

Product revenues			$-	$-	$728	$578

Gains (losses) on risk management, net			110	(457)	129	(330)

Market optimization			-	-	204	91

Other			17	17	22	25

Total Revenues			127	(440)	1,083	364

Operating Expenses

Production, mineral and other taxes			-	-	24	30

Transportation and processing			-	(6)	206	244

Operating			4	5	113	135

Purchased product			-	-	192	79

Depreciation, depletion and amortization			17	20	193	230

Impairments			-	-	-	484

Accretion of asset retirement obligation			10	13	10	13

Administrative			24	61	24	61

Total Operating Expenses			55	93	762	1,276

Operating Income (Loss)			$72	$(533)	321	(912)

Other (Income) Expenses

Interest					79	107

Foreign exchange (gain) loss, net					(58)	23

(Gain) loss on divestitures, net					-	2

Other (gains) losses, net					(27)	24

Total Other (Income) Expenses					(6)	156

Net Earnings (Loss) Before Income Tax					327	(1,068)

Income tax expense (recovery)					(4)	(467)

Net Earnings (Loss)					$331	$(601)

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2017	2016	2017	2016	2017	2016

Revenues

Product revenues	$561	$420	$905	$677	$-	$-

Gains (losses) on risk management, net	(19)	122	14	181	-	1

Market optimization	-	-	-	-	390	178

Other	5	4	10	11	-	-

Total Revenues	547	546	929	869	390	179

Operating Expenses

Production, mineral and other taxes	10	12	43	41	-	-

Transportation and processing	265	304	110	171	43	43

Operating	53	77	171	200	12	14

Purchased product	-	-	-	-	363	152

Depreciation, depletion and amortization	117	149	229	302	-	-

Impairments	-	493	-	903	-	-

Total Operating Expenses	445	1,035	553	1,617	418	209

Operating Income (Loss)	$102	$(489)	$376	$(748)	$(28)	$(30)

			Corporate & Other		Consolidated
			2017	2016	2017	2016

Revenues

Product revenues			$-	$-	$1,466	$1,097

Gains (losses) on risk management, net			472	(511)	467	(207)

Market optimization			-	-	390	178

Other			34	34	49	49

Total Revenues			506	(477)	2,372	1,117

Operating Expenses

Production, mineral and other taxes			-	-	53	53

Transportation and processing			-	(5)	418	513

Operating			9	10	245	301

Purchased product			-	-	363	152

Depreciation, depletion and amortization			34	40	380	491

Impairments			-	-	-	1,396

Accretion of asset retirement obligation			21	26	21	26

Administrative			82	140	82	140

Total Operating Expenses			146	211	1,562	3,072

Operating Income (Loss)			$360	$(688)	810	(1,955)

Other (Income) Expenses

Interest					167	210

Foreign exchange (gain) loss, net					(84)	(356)

(Gain) loss on divestitures, net					1	2

Other (gains) losses, net					(35)	(63)

Total Other (Income) Expenses					49	(207)

Net Earnings (Loss) Before Income Tax					761	(1,748)

Income tax expense (recovery)					(1)	(768)

Net Earnings (Loss)					$762	$(980)

Intersegment Information

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30	2017	2016	2017	2016	2017	2016

Revenues	$951	$713	$(747)	$(621)	$204	$92

Operating Expenses
Transportation and processing	61	74	(39)	(52)	22	22
Operating	3	6	-	-	3	6
Purchased product	900	648	(708)	(569)	192	79
Operating Income (Loss)	$(13)	$(15)	$-	$-	$(13)	$(15)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30	2017	2016	2017	2016	2017	2016

Revenues	$1,907	$1,402	$(1,517)	$(1,223)	$390	$179

Operating Expenses
Transportation and processing	125	154	(82)	(111)	43	43
Operating	12	14	-	-	12	14
Purchased product	1,798	1,263	(1,435)	(1,111)	363	152
Operating Income (Loss)	$(28)	$(29)	$-	$(1)	$(28)	$(30)

Capital Expenditures
			Three Months Ended June 30,		Six Months Ended June 30,
			2017	2016	2017	2016

Canadian Operations			$81	$54	$169	$117
USA Operations			333	159	644	456
Corporate & Other			1	2	1	1
			$415	$215	$814	$574
Goodwill, Property, Plant and Equipment and Total Assets by Segment
	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

Canadian Operations	$673	$650	$701	$602	$1,661	$1,542
USA Operations	2,129	2,129	6,337	6,050	9,803	9,535
Market Optimization	-	-	2	2	100	105
Corporate & Other	-	-	1,505	1,485	3,445	3,471
	$2,802	$2,779	$8,545	$8,139	$15,009	$14,653

4. Acquisitions and Divestitures

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Acquisitions
Canadian Operations	$-	$-	$31	$-
USA Operations	2	1	17	2
Total Acquisitions	2	1	48	2

Divestitures
Canadian Operations	(3)	-	(6)	-
USA Operations	(79)	-	(79)	(6)
Total Divestitures	(82)	-	(85)	(6)
Net Acquisitions & (Divestitures)	$(80)	$1	$(37)	$(4)

Acquisitions

For the six months ended June 30, 2017, acquisitions in the Canadian Operations and USA Operations were $31 million and $17 million, respectively, which primarily included land purchases with oil and liquids rich potential.

Divestitures

During the three and six months ended June 30, 2017, divestitures in the USA Operations were $79 million, which primarily included the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana. During the six months ended June 30, 2016, divestitures in the USA Operations were $6 million, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

During the six months ended June 30, 2017, divestitures in the Canadian Operations were $6 million (2016 - nil), which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Amounts received from divestiture transactions were deducted from the respective Canadian and U.S. full cost pools.

5. Interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest Expense on:
Debt	$67	$76	$133	$157
The Bow office building	15	16	31	31
Capital leases	5	6	10	12
Other	(8)	9	(7)	10
	$79	$107	$167	$210

For the three and six months ended June 30, 2017, other primarily includes an interest recovery due to the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years.

6. Foreign Exchange (Gain) Loss, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(45)	$59	$(78)	$(277)
Translation of U.S. dollar risk management contracts issued from Canada	(28)	-	(32)	6
Translation of intercompany notes	10	14	11	1
	(63)	73	(99)	(270)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	7	(41)	7	(72)
U.S. dollar risk management contracts issued from Canada	2	-	1	-
Intercompany notes	-	(12)	2	(13)
Other Monetary Revaluations	(4)	3	5	(1)
	$(58)	$23	$(84)	$(356)

The unrealized foreign exchange (gain) loss on translation of U.S. dollar financing debt issued from Canada for the three and six months ended June 30, 2017 disclosed in the table above includes an out-of-period adjustment in respect of unrealized losses on a foreign-denominated capital lease obligation since December 2013. The cumulative impact from December 31, 2013 to June 30, 2017 recognized within foreign exchange (gain) loss in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 was $68 million, before tax ($47 million, after tax). Encana has determined that the adjustment is not material to the Condensed Consolidated Financial Statements for the period ended June 30, 2017 or any prior periods. Accordingly, comparative periods presented in the Condensed Consolidated Financial Statements have not been restated.

7. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Current Tax
Canada	$(20)	$(14)	$(62)	$(13)
United States	1	-	1	-
Other Countries	1	2	4	4
Total Current Tax Expense (Recovery)	(18)	(12)	(57)	(9)

Deferred Tax
Canada	2	(262)	20	(358)
United States	6	(252)	21	(608)
Other Countries	6	59	15	207
Total Deferred Tax Expense (Recovery)	14	(455)	56	(759)
Income Tax Expense (Recovery)	$(4)	$(467)	$(1)	$(768)
Effective Tax Rate	(1.2%)	43.7%	(0.1%)	43.9%

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

During the three and six months ended June 30, 2017, the current income tax recovery was primarily due to the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years. During the three and six months ended June 30, 2016, the deferred tax recovery was primarily due to the ceiling test impairments recognized in the Canadian and USA Operations as disclosed in Note 8.

These items resulted in an effective tax rate of (0.1) percent for the six months ended June 30, 2017, which is lower than the Canadian statutory rate of 27 percent. The effective tax rate for the six months ended June 30, 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

8. Property, Plant and Equipment, Net

	As at June 30, 2017			As at December 31, 2016
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$13,818	$(13,463)	$355	$13,159	$(12,896)	$263
Unproved properties	300	-	300	285	-	285
Other	46	-	46	54	-	54
	14,164	(13,463)	701	13,498	(12,896)	602

USA Operations
Proved properties	27,342	(25,533)	1,809	26,393	(25,300)	1,093
Unproved properties	4,496	-	4,496	4,913	-	4,913
Other	32	-	32	44	-	44
	31,870	(25,533)	6,337	31,350	(25,300)	6,050

Market Optimization	7	(5)	2	6	(4)	2
Corporate & Other	2,219	(714)	1,505	2,148	(663)	1,485
	$48,260	$(39,715)	$8,545	$47,002	$(38,863)	$8,139

Canadian Operations and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $77 million, which have been capitalized during the six months ended June 30, 2017 (2016 - $72 million). Included in Corporate and Other are $61 million ($58 million as of December 31, 2016) of international property costs, which have been fully impaired.

For the three and six months ended June 30, 2017, the Company did not recognize any ceiling test impairments in the Canadian or U.S. cost centres. For the three months ended June 30, 2016, the Company recognized before-tax ceiling test impairments of $226 million in the Canadian cost centre and $258 million in the U.S. cost centre. For the six months ended June 30, 2016, the Company recognized before-tax ceiling test impairments of $493 million in the Canadian cost centre and $903 million in the U.S. cost centre. The impairments recognized in 2016 are included with accumulated DD&A in the table above and resulted primarily from the decline in the 12-month average trailing prices which reduced proved reserves volumes and values.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate (2)	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2017	48.95	64.27	3.01	2.76
December 31, 2016	42.75	55.39	2.49	2.17
June 30, 2016	43.12	55.63	2.24	2.14
(1)	All prices were held constant in all future years when estimating net revenues and reserves.
(2)	Edmonton Condensate benchmark price has replaced the previously disclosed Edmonton Light Sweet benchmark price.

Capital Lease Arrangements

The Company has several lease arrangements that are accounted for as capital leases including an office building and an offshore production platform.

As at June 30, 2017, the total carrying value of assets under capital lease was $49 million ($51 million as at December 31, 2016), net of accumulated amortization of $666 million ($648 million as at December 31, 2016). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 10.

Other Arrangement

As at June 30, 2017, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,224 million ($1,194 million as at December 31, 2016) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25-year term, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 10.

9. Long-Term Debt

	As at	As at
	June 30,	December 31,
	2017	2016

U.S. Dollar Denominated Debt
U.S. Unsecured Notes
6.50% due May 15, 2019	$500	$500
3.90% due November 15, 2021	600	600
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037 (1)	462	462
6.50% due February 1, 2038 (1)	505	505
5.15% due November 15, 2041 (1)	244	244
Total Principal	4,211	4,211

Increase in Value of Debt Acquired	26	26
Unamortized Debt Discounts and Issuance Costs	(39)	(39)
Current Portion of Long-Term Debt	-	-
	$4,198	$4,198
(1)	Notes accepted for purchase in the March 2016 Tender Offers.

As at June 30, 2017, total long-term debt had a carrying value of $4,198 million and a fair value of $4,752 million (as at December 31, 2016 - carrying value of $4,198 million and a fair value of $4,553 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

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

Encana also recognized a gain on the early debt retirement of $103 million, before tax, representing the difference between the carrying amount of the Notes accepted for purchase and the consideration paid. The gain on the early debt retirement net of the early tender premium totaled $89 million, which is included in other (gains) losses in the Condensed Consolidated Statement of Earnings.

10. Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2017	2016

The Bow Office Building	$1,305	$1,266
Capital Lease Obligations	335	304
Unrecognized Tax Benefits	187	193
Pensions and Other Post-Employment Benefits	123	124
Long-Term Incentive Costs (See Note 16)	78	120
Other Derivative Contracts (See Notes 18, 19)	11	14
Other	22	26
	$2,061	$2,047

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

	2017	2018	2019	2020	2021	Thereafter	Total

Expected Future Lease Payments	$37	$73	$74	$75	$75	$1,327	$1,661
Less: Amounts Representing Interest	32	62	62	62	61	834	1,113
Present Value of Expected Future
Lease Payments	$5	$11	$12	$13	$14	$493	$548
Sublease Recoveries (undiscounted)	$(18)	$(36)	$(36)	$(37)	$(37)	$(653)	$(817)

Capital Lease Obligations

As described in Note 8, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 14.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.

	2017	2018	2019	2020	2021	Thereafter	Total

Expected Future Lease Payments	$49	$99	$99	$99	$87	$46	$479
Less: Amounts Representing Interest	11	20	15	10	4	7	67
Present Value of Expected Future Lease Payments	$38	$79	$84	$89	$83	$39	$412

11. Asset Retirement Obligation

	As at	As at
	June 30,	December 31,
	2017	2016

Asset Retirement Obligation, Beginning of Year	$687	$ 814
Liabilities Incurred and Acquired	6	18
Liabilities Settled and Divested	(75)	(107)
Change in Estimated Future Cash Outflows	-	(99)
Accretion Expense	21	51
Foreign Currency Translation	11	10
Asset Retirement Obligation, End of Period	$650	$ 687

Current Portion	$46	$ 33
Long-Term Portion	604	654
	$650	$ 687

12. Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at June 30, 2017		As at December 31, 2016
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.0	$4,756	849.8	$3,621
Common Shares Issued	-	-	123.1	1,134
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	973.0	$4,756	973.0	$4,756

During the six months ended June 30, 2017, Encana issued 30,671 common shares totaling $0.3 million under the Company’s dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2016, Encana issued 121,249 common shares totaling $1 million under the DRIP.

Dividends

During the three months ended June 30, 2017, Encana paid dividends of $0.015 per common share totaling $14 million (2016 - $0.015 per common share totaling $12 million). During the six months ended June 30, 2017, Encana paid dividends of $0.03 per common share totaling $29 million (2016 - $0.03 per common share totaling $25 million).

For the three and six months ended June 30, 2017, the dividends paid included $0.1 million and $0.3 million, respectively, in common shares issued in lieu of cash dividends under the DRIP (for the three and six months ended June 30, 2016 - $0.3 million and $0.6 million, respectively).

On July 20, 2017, the Board of Directors declared a dividend of $0.015 per common share payable on September 29, 2017 to common shareholders of record as of September 15, 2017.

Earnings Per Common Share

The following table presents the computation of net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ millions, except per share amounts)	2017	2016	2017	2016

Net Earnings (Loss)	$331	$(601)	$762	$(980)

Number of Common Shares:
Weighted average common shares outstanding - Basic	973.0	849.9	973.0	849.9
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - Diluted	973.0	849.9	973.0	849.9

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.34	$(0.71)	$0.78	$(1.15)

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at June 30, 2017 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

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

13. Accumulated Other Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,184	$1,113	$1,200	$1,383
Change in Foreign Currency Translation Adjustment	(59)	14	(75)	(256)
Balance, End of Period	$1,125	$1,127	$1,125	$1,127

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$9	$7	$10	$7
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 17)	-	-	(1)	-
Income Taxes	-	-	-	-
Balance, End of Period	$9	$7	$9	$7
Total Accumulated Other Comprehensive Income	$1,134	$1,134	$1,134	$1,134

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

As a result of the purchase option and fixed price renewal options, Encana has determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at June 30, 2017, Encana had a capital lease obligation of $350 million ($299 million as at December 31, 2016) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2017, VMLP provides approximately 623 MMcf/d of natural gas gathering and compression and 304 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 15 to 28 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $1,988 million as at June 30, 2017. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2017, accounts payable and accrued liabilities included $0.3 million related to the take or pay commitment.

15. Restructuring Charges

In February 2016, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s reduced capital spending program. During 2016, Encana incurred total restructuring charges of $34 million, before tax, primarily related to severance costs, of which $1 million remains accrued as at June 30, 2017 and is expected to be paid in 2017.

Restructuring charges are included in administrative expense presented in the Corporate & Other segment in the Condensed Consolidated Statement of Earnings.

	As at June 30, 2017	As at December 31, 2016

Outstanding Restructuring Accrual, Beginning of Year	$7	$13
Current Period Restructuring Expenses Incurred	-	34
Restructuring Costs Paid	(6)	(40)
Outstanding Restructuring Accrual, End of Period	$1	$7

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

The following weighted average assumptions were used to determine the fair value of the share units held by employees:

	As at June 30, 2017		As at June 30, 2016
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.09%	1.09%	0.54%	0.54%
Dividend Yield	0.68%	0.70%	0.77%	0.79%
Expected Volatility Rate (1)	59.17%	54.94%	53.96%	50.39%
Expected Term	1.9 yrs	1.9 yrs	1.7 yrs	2.0 yrs
Market Share Price	US$8.80	C$11.41	US$7.79	C$10.05
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total Compensation Costs of Transactions Classified as Cash-Settled	$ (41)	$ 38	$ (7)	$ 46
Less: Total Share-Based Compensation Costs Capitalized	11	(9)	-	(10)
Total Share-Based Compensation Expense (Recovery)	$ (30)	$ 29	$ (7)	$ 36

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$ (8)	$ 11	$ -	$ 13
Administrative	(22)	18	(7)	23
	$ (30)	$ 29	$ (7)	$ 36

As at June 30, 2017, the liability for share-based payment transactions totaled $155 million ($208 million as at December 31, 2016), of which $77 million ($88 million as at December 31, 2016) is recognized in accounts payable and accrued liabilities and $78 million ($120 million as at December 31, 2016) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at June 30, 2017	As at December 31, 2016

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$128	$171
Vested	27	37
	$155	$208

The following units were granted primarily in conjunction with the Company’s February annual long-term incentive award. The TSARs and SARs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Six Months Ended June 30, 2017 (thousands of units)

TSARs	850
SARs	349
PSUs	1,964
DSUs	140
RSUs	4,751

17. Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2017	2016	2017	2016	2017	2016

Net Defined Periodic Benefit Cost	$(1)	$(1)	$5	$7	$4	$6
Defined Contribution Plan Expense	12	14	-	-	12	14
Total Benefit Plans Expense	$11	$13	$5	$7	$16	$20

Of the total benefit plans expense, $12 million (2016 - $16 million) was included in operating expense and $4 million (2016 - $4 million) was included in administrative expense.

The net defined periodic benefit cost for the six months ended June 30 are as follows:

	Defined Benefits		OPEB		Total
	2017	2016	2017	2016	2017	2016

Service Cost	$-	$1	$4	$5	$4	$6
Interest Cost	4	4	2	2	6	6
Expected Return on Plan Assets	(5)	(6)	-	-	(5)	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses (1)	-	-	(1)	-	(1)	-
Total Net Defined Periodic Benefit Cost	$(1)	$(1)	$5	$7	$4	$6
(1)	Included in operating expense in the Condensed Consolidated Statement of Earnings.

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

As at June 30, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$128	$31	$159	$(30)	$129
Long-term assets	-	141	-	141	(15)	126
Foreign Currency Derivatives:
Current assets	-	16	-	16	-	16
Long-term assets	-	9	-	9	-	9

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$72	$-	$72	$(30)	$42
Long-term liabilities	-	28	-	28	(15)	13

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5

Long-term in other liabilities and provisions	-	11	-	11	-	11
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

As at December 31, 2016	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$11	$-	$11	$(11)	$-
Long-term assets	-	19	-	19	(3)	16

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$228	$36	$264	$(11)	$253
Long-term liabilities	-	38	-	38	(3)	35
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5

Long-term in other liabilities and provisions	-	14	-	14	-	14
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2023. Level 2 also includes financial guarantee contracts as discussed in Note 19. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable at the reporting date, such as exchange and other published prices, broker quotes and observable trading activity.

Level 3 Fair Value Measurements

As at June 30, 2017, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2017. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the six months ended June 30 is presented below:

	Risk Management
	2017	2016

Balance, Beginning of Year	$(36)	$16
Total Gains (Losses)	64	(4)
Purchases, Sales, Issuances and Settlements:
Settlements	3	(3)
Transfers Out of Level 3 (1)	-	(10)
Balance, End of Period	$31	$(1)
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$59	$(7)
(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2017	As at December 31, 2016
Risk Management - WTI Options	Option Model	Implied Volatility	17% - 48%	18% - 64%

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

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI-based and Mont Belvieu-based contracts such as fixed price contracts, options and costless collars. Encana also enters into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2017, Encana had $620 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7421 to C$1. The notional contracts mature monthly throughout 2017 and 2018.

Risk Management Positions as at June 30, 2017

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts
Fixed Price Contracts
WTI Fixed Price	33.0 Mbbls/d	2017	52.27 US$/bbl	$33
WTI Fixed Price	31.3 Mbbls/d	2018	55.45 US$/bbl	80
Butane Fixed Price	2.5 Mbbls/d	2017	36.12 US$/bbl	2

WTI Three-Way Options	25.0 Mbbls/d	2017		18
Sold call price			61.40 US$/bbl
Bought put price			49.95 US$/bbl
Sold put price			39.40 US$/bbl

WTI Costless Collars	30.0 Mbbls/d	Q3 -Q4 2017		13
Sold call price			56.05 US$/bbl
Bought put price			46.22 US$/bbl

Basis Contracts (1)		2017 - 2020		9
Crude Oil and NGLs Fair Value Position				155

Natural Gas Contracts
Fixed Price Contracts
NYMEX Fixed Price	405 MMcf/d	2017	3.13 US$/Mcf	3
NYMEX Fixed Price	650 MMcf/d	2018	3.07 US$/Mcf	19

NYMEX Three-Way Options	300 MMcf/d	2017		(8)
Sold call price			3.07 US$/Mcf
Bought put price			2.75 US$/Mcf
Sold put price			2.27 US$/Mcf

NYMEX Costless Collars	160 MMcf/d	2017		2
Sold call price			3.57 US$/Mcf
Bought put price			2.96 US$/Mcf

NYMEX Call Options
Sold call price	230 MMcf/d	2018	3.75 US$/Mcf	(10)
Sold call price	230 MMcf/d	2019	3.75 US$/Mcf	(11)

Basis Contracts (2)		2017 - 2023		50
Natural Gas Fair Value Position				45

Other Derivative Contracts
Fair Value Position				(16)

Foreign Currency Contracts
Fair Value Position (3)		2017-2018		25
Total Fair Value Position				$209
(1)	Encana has entered into swaps to protect against widening Midland and Edmonton Condensate differentials to WTI.
(2)	Encana has entered into swaps to protect against widening natural gas price differentials between benchmark and regional sales prices.
(3)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against widening fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$19	$127	$(5)	$304
Transportation and processing	-	2	(4)	(4)
Foreign Currency Derivatives:
Foreign exchange	(2)	-	(1)	-
	$17	$129	$(10)	$300

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$110	$(457)	$472	$(511)
Transportation and processing	-	6	-	5
Foreign Currency Derivatives:
Foreign exchange	24	-	26	-
	$134	$(451)	$498	$(506)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$129	$(330)	$467	$(207)
Transportation and processing	-	8	(4)	1
Foreign Currency Derivatives:
Foreign exchange	22	-	25	-
	$151	$(322)	$488	$(206)
(1)

Includes realized gains of $1 million and $3 million for the three and six months ended June 30, 2017, respectively, (2016 - gains of $2 million and $3 million, respectively) related to other derivative contracts.

(2)	Includes unrealized losses of $1 million for the three and six months ended June 30, 2017 (2016 – nil and nil, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2017		2016
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(292)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	488	$488	$(206)
Settlement of Other Derivative Contracts	3
Fair Value of Contracts Realized During the Period	10	10	(300)
Fair Value of Contracts, End of Period	$209	$498	$(506)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2017	2016

Risk Management Assets
Current	$145	$-
Long-term	135	16
	280	16

Risk Management Liabilities
Current	42	254
Long-term	13	35
	55	289

Other Derivative Contracts
Current in accounts payable and accrued liabilities	5	5
Long-term in other liabilities and provisions	11	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$209	$(292)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the New York Stock Exchange and Toronto Stock Exchange, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As at June 30, 2017, the Company had no significant credit derivatives in place and held no collateral.

As at June 30, 2017, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2017, approximately 92 percent (90 percent as at December 31, 2016) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at June 30, 2017, Encana had four counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. As at June 30, 2017, these counterparties accounted for 16 percent, 13 percent, 12 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2016, Encana had one counterparty whose net settlement position accounted for 84 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchaser. The circumstances that would require Encana to perform under the agreement include events where the purchaser fails to make payment to the guaranteed party and/or the purchaser is subject to an insolvency event. The agreements have remaining terms from four to seven years with a fair value recognized of $16 million as at June 30, 2017 ($19 million as at December 31, 2016). The maximum potential amount of undiscounted future payments is $315 million as at June 30, 2017, and is considered unlikely.

20. Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)   Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Activities
Accounts receivable and accrued revenues	$ 33	$ (19)	$ 103	$ 126
Accounts payable and accrued liabilities	(37)	(64)	(171)	(191)
Income tax receivable and payable	(125)	(11)	(221)	30
	$ (129)	$ (94)	$ (289)	$ (35)
B) Non-Cash Activities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 11)	$ 3	$ 1	$ 6	$ 4
Property, plant and equipment accruals	34	(66)	78	(53)
Capitalized long-term incentives (See Note 16)	(11)	9	-	10
Property additions/dispositions	159	54	165	55
Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 12)	$ -	$ 1	$ -	$ 1

21. Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2017:

	Expected Future Payments
(undiscounted)	2017	2018	2019	2020	2021	Thereafter	Total

Transportation and Processing	$257	$555	$623	$604	$480	$2,762	$5,281
Drilling and Field Services	129	69	34	19	7	-	258
Operating Leases	10	19	18	16	17	76	156
Total	$396	$643	$675	$639	$504	$2,838	$5,695

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2017 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2016, which are included in Items 8 and 7, respectively, of the 2016 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

●	Executive Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Non-GAAP Measures

Executive Overview

Strategy

Encana is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGL and natural gas producing plays. Encana is committed to growing long-term shareholder value through a disciplined focus on generating profitable growth. The Company is pursuing the key business objectives of exercising a disciplined capital allocation strategy by investing in a limited number of core assets, growing high margin liquids volumes, maximizing profitability through operating efficiencies and reducing costs, and preserving balance sheet strength.

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a unified team.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2017, Encana continues to focus on quality growth from high margin, scalable projects located in some of the best plays in North America, referred to as the “Core Assets”, comprising Montney and Duvernay in Canada and Eagle Ford and Permian in the U.S. These world-class assets form a multi-basin portfolio enabling flexible and efficient investment of capital. The Company rapidly deploys successful ideas and practices across these assets, becoming more efficient as innovative and sustainable technical improvements are implemented.

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

Highlights

During the first six months of 2017, Encana focused on executing its 2017 capital plan, maintaining operational efficiencies achieved in 2016 and seeking new ways to reduce costs. Higher benchmark prices in the first six months of 2017 compared to 2016 contributed to increases in Encana’s average realized oil, NGLs and natural gas prices which resulted in higher revenues. In the first six months of 2017, Encana’s average realized oil, NGLs and natural gas prices increased by 40 percent, 62 percent and 71 percent, respectively, compared to 2016. Encana remains committed to building a business model that allows the Company to adapt to fluctuating commodity prices.

Significant Developments

●

Announced an agreement with Caerus Oil and Gas LLC on June 9, 2017 to sell the Company’s Piceance natural gas assets, which include approximately 550,000 net acres of leasehold and 3,100 operated wells in northwestern Colorado for total cash consideration of approximately $735 million. The transaction is expected to close in the third quarter of 2017 and is subject to satisfaction of normal closing conditions, regulatory approvals, closing and other adjustments. Based on an effective date of January 1, 2017, Encana expects to reduce its midstream commitments by approximately $430 million (undiscounted).

Financial Results

Three months ended June 30, 2017

●	Reported net earnings of $331 million, including a before-tax amount for net gains on risk management of $129 million in revenues.

●	Generated cash from operating activities of $218 million and Non-GAAP Cash Flow of $351 million.

●	Achieved Corporate Margin of $12.19 per BOE.

●

Recovered current taxes of approximately $18 million and interest of $13 million, as well as received interest income of $26 million primarily resulting from the successful resolution of certain tax items previously assessed.

●	Paid dividends of $0.015 per common share.

Six months ended June 30, 2017

●	Reported net earnings of $762 million, including a before-tax amount for net gains on risk management of $467 million in revenues.

●	Generated cash from operating activities of $324 million and Non-GAAP Cash Flow of $629 million.

●	Achieved Corporate Margin of $10.96 per BOE.

●

Recovered current taxes of approximately $57 million and interest of $17 million, as well as received interest income of $33 million primarily resulting from the successful resolution of certain tax items previously assessed.

●	Paid dividends of $0.03 per common share.

●	Held cash and cash equivalents of $395 million and had available credit facilities of $4.5 billion for total liquidity of $4.9 billion at June 30, 2017.

Capital Investment

●	Directed $393 million, or 95 percent, of total capital spending to the Core Assets in the second quarter of 2017 and $783 million, or 96 percent, during the first six months of 2017.

●	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2017

●

Produced average oil and NGL volumes of 124.9 Mbbls/d which accounted for 40 percent of total production volumes. Average oil and plant condensate production volumes of 100.2 Mbbls/d were 80 percent of total liquids production volumes.

●	Produced average natural gas volumes of 1,146 MMcf/d which accounted for 60 percent of total production volumes.

●	Reported Core Assets production of 246.5 MBOE/d, or 78 percent of total production volumes.

Six months ended June 30, 2017

●

Produced average oil and NGL volumes of 118.0 Mbbls/d which accounted for 37 percent of total production volumes. Average oil and plant condensate production volumes of 94.1 Mbbls/d were 80 percent of total liquids production volumes.

●	Produced average natural gas volumes of 1,194 MMcf/d which accounted for 63 percent of total production volumes.

●	Reported Core Assets production of 242.0 MBOE/d, or 76 percent of total production volumes.

Operating Expenses

●	Continued to benefit from operational efficiencies achieved in 2016, which contributed to further cost savings improvements.

●	Reduced transportation and processing expense in the second quarter and first six months of 2017 by $38 million, or 16 percent, and $95 million, or 19 percent, respectively, compared to 2016.

●

Reduced operating expense, excluding long-term incentive costs, in the second quarter and first six months of 2017 by $3 million, or 2 percent, and $43 million, or 15 percent, respectively, compared to 2016.

2017 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during the second half of 2017 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. At a meeting in May, OPEC decided to extend an agreement among members and certain non-OPEC countries to cut crude oil production until the end of the first quarter of 2018. The agreement, which was implemented in January 2017, has been generally supportive of oil prices in early 2017; however, production growth in other countries continues to partially offset the expected benefit of the OPEC agreement. In addition, rapid increases in U.S. crude oil production or the continuation of elevated levels of U.S. oil storage inventories could also negatively impact prices.

Natural gas prices were stronger in the first half of 2017 compared to 2016 as increases in exports and industrial demand coupled with lower natural gas production alleviated much of the oversupply. After declining in 2016, natural gas production in the contiguous U.S. is expected to grow as pipeline infrastructure additions in the U.S. Northeast alleviate bottlenecks in the region. Continued improvement in prices through 2018 depends on the timing of supply and demand growth; however, incremental natural gas production is expected to be sufficient to supply continued demand growth and support natural gas prices at relatively stronger levels than 2016.

Company Outlook

Encana has positioned itself to be flexible and to continue to achieve strong returns from the Core Assets through this evolving commodity price cycle. The Company released updated Corporate Guidance on July 21, 2017 to reflect the impact of divestitures and improved operational performance which included changes to liquids and natural gas production volumes, upstream operating expense, transportation and processing expense and production growth from the Core Assets compared to Corporate Guidance previously released in February 2017. The details of Encana’s Corporate Guidance can be accessed on the Company’s website at www.encana.com.

Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes to reduce volatility and help sustain revenues during periods of lower prices. As of June 30, 2017, Encana’s 2017 commodity price mitigation program covers over 75 percent of expected total production for the remainder of the year.

Capital Investment

Encana is on track to meet its full year capital investment guidance of $1.6 billion to $1.8 billion. During the first six months of 2017, the Company spent $814 million, of which 96 percent was invested in the Core Assets with 52 percent directed to Permian where the Company has drilled 64 net wells. Encana continually strives to improve well performance by lowering drilling and completion costs through innovative techniques such as the cube development model, characterized as a multi-well pad centralized development on a stacked pay resource. This approach, which is currently being applied in Permian and Montney, is helping to boost productivity and enhance recovery from reservoirs in those assets.

Production

During the first six months of 2017, average liquids production volumes of 118.0 Mbbls/d were below the updated full year guidance range of 127.0 Mbbls/d to 132.0 Mbbls/d as expected. The Company is on track to meet the updated full year liquids production guidance primarily due to growing Permian oil volumes and liquids volumes in Montney with the anticipated completion of new facilities in Montney. Average natural gas production volumes of 1,194 MMcf/d exceeded the updated full year 2017 guidance range of 1,075 MMcf/d to 1,125 MMcf/d; Encana expects to be within the updated full year 2017 guidance range after the Piceance asset sale closes in the third quarter of 2017.

Core Assets production of 242.0 MBOE/d was up slightly compared to the fourth quarter of 2016 and is expected to grow as Encana sees the anticipated benefit of its increased capital program with additional wells coming online and the anticipated completion of new facilities in Montney. Total liquids production accounted for 37 percent of the Company’s total production volumes, with the Core Assets contributing 111.0 Mbbls/d or 94 percent.

Operating Expenses

To date, efficiency improvements and lower service costs have been maintained and the Company continues to benefit from transportation contract renegotiations completed in 2016. The Company reported operating costs for the first six months of 2017 which are on track to meet the updated full year 2017 guidance ranges. Transportation and processing expense was $6.53 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, were $3.79 per BOE and $1.56 per BOE, respectively. Encana continues to offset any inflationary pressures with additional efficiency gains.

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Product Revenues	$728	$578	$1,466	$1,097
Gains (Losses) on Risk Management, net	129	(330)	467	(207)
Market Optimization	204	91	390	178
Other	22	25	49	49
Total Revenues	1,083	364	2,372	1,117

Total Operating Expenses (1)	762	1,276	1,562	3,072
Operating Income (Loss)	321	(912)	810	(1,955)
Total Other (Income) Expenses	(6)	156	49	(207)
Net Earnings (Loss) Before Income Tax	$327	$(1,068)	$761	$(1,748)
Net Earnings (Loss)	$331	$(601)	$762	$(980)
(1) Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGL and natural gas production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are closely linked to the Edmonton Condensate and AECO benchmark prices, except for production from Deep Panuke which is closely related to the Algonquin City Gate benchmark price due to the proximity of the offshore production platform to New England. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices. Realized NGL prices are significantly influenced by oil benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below:

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2017	2016	2017	2016

Oil & NGLs
WTI ($/bbl)	$48.29	$45.59	$50.10	$39.52
Edmonton Condensate (C$/bbl)	64.59	56.80	66.87	52.02

Natural Gas
NYMEX ($/MMBtu)	$3.18	$1.95	$3.25	$2.02
AECO (C$/Mcf)	2.77	1.25	2.86	1.68
Algonquin City Gate ($/MMBtu)	2.88	2.44	3.67	2.86

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2017	2016	2017	2016	2017	2016	2017	2016

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.4	3.3	$40.23	$41.73	0.4	3.3	$41.77	$35.74
USA Operations	77.0	75.6	46.14	40.61	72.0	76.4	47.75	34.12
Total	77.4	78.9	46.11	40.65	72.4	79.7	47.72	34.19

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	20.5	17.7	46.94	44.60	19.6	17.1	48.53	38.67
USA Operations	2.3	3.0	41.07	32.16	2.1	2.8	41.86	27.67
Total	22.8	20.7	46.34	42.82	21.7	19.9	47.89	37.14

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	4.7	9.4	19.10	9.42	4.9	9.9	20.91	7.48
USA Operations	20.0	23.0	16.06	11.46	19.0	21.9	17.97	10.26
Total	24.7	32.4	16.65	10.87	23.9	31.8	18.57	9.40

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	25.2	27.1	41.73	32.38	24.5	27.0	43.01	27.21
USA Operations	22.3	26.0	18.68	13.82	21.1	24.7	20.34	12.21
Total	47.5	53.1	30.93	23.29	45.6	51.7	32.54	20.05

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	25.6	30.4	41.71	33.40	24.9	30.3	43.00	28.13
USA Operations	99.3	101.6	40.00	33.76	93.1	101.1	41.55	28.77
Total	124.9	132.0	40.35	33.67	118.0	131.4	41.86	28.63

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	785	971	2.33	1.18	835	1,018	2.43	1.43
USA Operations	361	447	3.09	1.74	359	448	3.16	1.81
Total	1,146	1,418	2.57	1.35	1,194	1,466	2.65	1.55

Total Production (MBOE/d, $/BOE)
Canadian Operations	156.6	192.2	18.52	11.23	164.1	200.0	18.89	11.55
USA Operations	159.4	176.1	31.92	23.89	152.8	175.8	32.71	21.16
Total	316.0	368.3	25.29	17.29	316.9	375.8	25.55	16.05

Production Mix (%)
Oil & Plant Condensate	32	27			30	27
NGLs – Other	8	9			7	8
Total Oil & NGLs	40	36			37	35
Natural Gas	60	64			63	65

Core Assets Production

Oil (Mbbls/d)	73.6	67.2			67.9	66.8

NGLs – Plant Condensate (Mbbls/d)	22.4	19.2			21.1	18.5

NGLs – Other (Mbbls/d)	22.8	25.3			22.0	24.5

Total NGLs (Mbbls/d)	45.2	44.5			43.1	43.0

Total Oil & NGLs (Mbbls/d)	118.8	111.7			111.0	109.8

Natural Gas (MMcf/d)	768	940			786	952

Total Production (MBOE/d)	246.5	268.3			242.0	268.7

% of Total Encana Production	78	73			76	72

(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.

Product Revenues

	Three months ended June 30,				Six months ended June 30,
			Natural				Natural
($ millions)	Oil	NGLs (1)	Gas	Total	Oil	NGLs (1)	Gas	Total

2016 Product Revenues	$292	$113	$173	$578	$495	$189	$413	$1,097
Increase (decrease) due to:
Sales prices	38	32	127	197	179	101	236	516
Production volumes	(5)	(10)	(32)	(47)	(49)	(21)	(77)	(147)
2017 Product Revenues	$325	$135	$268	$728	$625	$269	$572	$1,466
(1) Includes plant condensate.

Oil Revenues

Three months ended June 30, 2017 versus June 30, 2016

Oil revenues increased $33 million compared to the second quarter of 2016 primarily due to:

●

Higher average realized oil prices of $5.46 per bbl, or 13 percent, increased revenues by $38 million. The increase reflected a higher WTI benchmark price which was up six percent. The increase was also due to higher utilization of pipelines to transport oil to more favourable markets to receive a higher net price, as well as improved regional pricing in the USA Operations;

partially offset by:

●

Lower average oil production volumes of 1.5 Mbbls/d decreased revenues by $5 million. Lower volumes were primarily due to the sales of the DJ Basin (4.9 Mbbls/d) and Gordondale assets (2.4 Mbbls/d) in the third quarter of 2016, natural declines primarily in the USA Other Upstream Operations (1.6 Mbbls/d) and the sale of the Tuscaloosa Marine Shale assets in the second quarter of 2017 (1.3 Mbbls/d), partially offset by successful drilling programs in Permian (8.5 Mbbls/d) and Eagle Ford (1.1 Mbbls/d).

Six months ended June 30, 2017 versus June 30, 2016

Oil revenues increased $130 million compared to the first six months of 2016 primarily due to:

●

Higher average realized oil prices of $13.53 per bbl, or 40 percent, increased revenues by $179 million. The increase reflected a higher WTI benchmark price which was up 27 percent. The increase was also due to higher utilization of pipelines to transport oil to more favourable markets to receive a higher net price, as well as improved regional pricing in the USA Operations;

partially offset by:

●

Lower average oil production volumes of 7.3 Mbbls/d decreased revenues by $49 million. Lower volumes were primarily due to the sales of the DJ Basin (4.9 Mbbls/d) and Gordondale assets (2.4 Mbbls/d) in the third quarter of 2016, natural declines in Eagle Ford (4.1 Mbbls/d) and in the USA Other Upstream Operations (2.7 Mbbls/d), as well as the sale of the Tuscaloosa Marine Shale assets in the second quarter of 2017 (1.0 Mbbls/d), partially offset by a successful drilling program in Permian (8.1 Mbbls/d).

NGL Revenues

Three months ended June 30, 2017 versus June 30, 2016

NGL revenues increased $22 million compared to the second quarter of 2016 primarily due to:

●

Higher average realized NGL prices of $7.64 per bbl, or 33 percent, increased revenues by $32 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up six percent and 14 percent, respectively. The increase was also due to a shift in the NGL production mix to higher value condensate compared to 2016;

partially offset by:

●

Lower average NGL production volumes of 5.6 Mbbls/d decreased revenues by $10 million. Lower volumes were primarily due to the sales of the Gordondale (5.7 Mbbls/d) and DJ Basin assets (4.9 Mbbls/d) in the third quarter of 2016, partially offset by successful drilling programs in the Core Assets (6.6 Mbbls/d).

Six months ended June 30, 2017 versus June 30, 2016

NGL revenues increased $80 million compared to the first six months of 2016 primarily due to:

●

Higher average realized NGL prices of $12.49 per bbl, or 62 percent, increased revenues by $101 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 27 percent and 29 percent, respectively. The increase was also due to a shift in the NGL production mix to higher value condensate compared to 2016;

partially offset by:

●

Lower average NGL production volumes of 6.1 Mbbls/d decreased revenues by $21 million. Lower volumes were primarily due to the sales of the Gordondale (5.7 Mbbls/d) and DJ Basin assets (4.9 Mbbls/d) in the third quarter of 2016, partially offset by successful drilling programs in the Core Assets (6.1 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2017 versus June 30, 2016

Natural gas revenues increased $95 million compared to the second quarter of 2016 primarily due to:

●

Higher average realized natural gas prices of $1.22 per Mcf, or 90 percent, increased revenues by $127 million. The increase reflected higher NYMEX, AECO and Algonquin City Gate benchmark prices which were up 63 percent, 122 percent and 18 percent, respectively;

partially offset by:

●

Lower average natural gas production volumes of 272 MMcf/d decreased revenues by $32 million. Lower volumes were primarily due to the sales of the Gordondale (79 MMcf/d) and DJ Basin assets (47 MMcf/d) in the third quarter of 2016, increased downtime resulting from scheduled third-party plant maintenance in Montney (74 MMcf/d), natural declines in Other Upstream Operations (55 MMcf/d) and lower natural gas volumes in Montney due to natural declines and Encana’s focus on liquids rich wells in the play (25 MMcf/d).

Six months ended June 30, 2017 versus June 30, 2016

Natural gas revenues increased $159 million compared to the first six months of 2016 primarily due to:

●

Higher average realized natural gas prices of $1.10 per Mcf, or 71 percent, increased revenues by $236 million. The increase reflected higher NYMEX, AECO and Algonquin City Gate benchmark prices which were up 61 percent, 70 percent and 28 percent, respectively;

partially offset by:

●

Lower average natural gas production volumes of 272 MMcf/d decreased revenues by $77 million. Lower volumes were primarily due to the sales of the Gordondale (79 MMcf/d) and DJ Basin assets (47 MMcf/d) in the third quarter of 2016, lower natural gas volumes in Montney due to natural declines and Encana’s focus on liquids rich wells in the play (60 MMcf/d), natural declines in Other Upstream Operations (49 MMcf/d) and increased downtime resulting from scheduled third-party plant maintenance in Montney (36 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at June 30, 2017 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table provides the effects of Encana’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$16	$58	$16	$172
NGLs (1)	2	-	1	-
Natural Gas	-	66	(25)	128
Other (2)	1	3	3	4
Total	19	127	(5)	304

Unrealized Gains (Losses) on Risk Management	110	(457)	472	(511)
Total Gains (Losses) on Risk Management, Net	$129	$(330)	$467	$(207)

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2017	2016	2017	2016

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$2.16	$8.00	$1.19	$11.80
NGLs (1) ($/bbl)	$0.73	$0.05	$0.19	$0.02
Natural Gas ($/Mcf)	$(0.01)	$0.51	$(0.12)	$0.48
Total ($/BOE)	$0.62	$3.69	$(0.14)	$4.38

(1)	Includes plant condensate.
(2)	Other primarily includes realized gains or losses from other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Market Optimization	$204	$91	$390	$178

Three months ended June 30, 2017 versus June 30, 2016

Market Optimization revenues increased $113 million compared to the second quarter of 2016 primarily due to:

●	Higher commodity prices ($73 million) and higher sales of third-party purchased volumes used for optimization activities ($40 million).

Six months ended June 30, 2017 versus June 30, 2016

Market Optimization revenues increased $212 million compared to the first six months of 2016 primarily due to:

●	Higher commodity prices ($127 million) and higher sales of third-party purchased volumes used for optimization activities ($85 million).

Other Revenues

Other Revenues primarily includes amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment, as well as third party transportation and processing revenues with no associated volumes recorded in the Canadian and USA Operations segments. Further information on The Bow office sublease can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Canadian Operations	$5	$6	$10	$12
USA Operations	19	24	43	41
Total	$24	$30	$53	$53

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2017	2016	2017	2016

Canadian Operations	$0.39	$0.36	$0.34	$0.33
USA Operations	$1.29	$1.48	$1.55	$1.27
Total	$0.85	$0.89	$0.93	$0.77

Three months ended June 30, 2017 versus June 30, 2016

Production, mineral and other taxes decreased $6 million compared to the second quarter of 2016 primarily due to:

●	The recovery of certain production taxes in the USA Operations ($10 million) and the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 ($2 million);

partially offset by:

●	Higher commodity prices in the USA Operations and higher oil production volumes in Permian and Eagle Ford ($6 million).

Six months ended June 30, 2017 versus June 30, 2016

Production, mineral and other taxes were flat compared to the first six months of 2016 and were impacted by:

●	Higher commodity prices in the USA Operations and higher oil production volumes in Permian ($14 million);

partially offset by:

●	The recovery of certain production taxes in the USA Operations ($9 million) and the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 ($4 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Canadian Operations	$133	$155	$265	$304
USA Operations	51	73	110	171
Upstream Transportation and Processing	184	228	375	475

Market Optimization	22	22	43	43
Corporate & Other	-	(6)	-	(5)
Total	$206	$244	$418	$513

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2017	2016	2017	2016

Canadian Operations	$9.30	$8.85	$8.91	$8.34
USA Operations	$3.54	$4.56	$3.97	$5.34
Upstream Transportation and Processing	$6.39	$6.80	$6.53	$6.94

Three months ended June 30, 2017 versus June 30, 2016

Transportation and processing expense decreased $38 million compared to the second quarter of 2016 primarily due to:

●

The sales of the Gordondale and DJ Basin assets in the third quarter of 2016 ($26 million), the renegotiation and expiration of certain transportation contracts ($14 million), and the lower U.S./Canadian dollar exchange rate ($7 million);

partially offset by:

●	Higher volumes and prices in Permian ($6 million) and increased downstream processing costs in Montney due to Encana’s focus on liquids rich wells in the play ($3 million).

Six months ended June 30, 2017 versus June 30, 2016

Transportation and processing expense decreased $95 million compared to the first six months of 2016 primarily due to:

●

The sales of the Gordondale and DJ Basin assets in the third quarter of 2016 ($48 million), the renegotiation and expiration of certain transportation contracts ($44 million) and lower gas gathering and processing fees in Montney, Duvernay and Other Upstream Operations ($17 million);

partially offset by:

●	Higher volumes and prices in Permian ($12 million) and increased downstream processing costs in Montney and Duvernay due to Encana’s focus on liquids rich wells in the plays ($8 million).

Operating

Operating expense includes costs paid by Encana to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Canadian Operations	$22	$37	$53	$77
USA Operations	84	87	171	200
Upstream Operating Expense	106	124	224	277

Market Optimization	3	6	12	14
Corporate & Other	4	5	9	10
Total	$113	$135	$245	$301

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2017	2016	2017	2016

Canadian Operations	$1.52	$2.08	$1.73	$2.06
USA Operations	$5.60	$5.34	$5.99	$6.20
Upstream Operating Expense (1)	$3.58	$3.63	$3.78	$4.00

(1)	Upstream Operating Expense per BOE for the second quarter and the first six months of 2017 includes a recovery of long-term incentive costs of $0.18/BOE and $0.01/BOE, respectively (2016 – long-term incentive costs of $0.27/BOE and $0.15/BOE, respectively).

Three months ended June 30, 2017 versus June 30, 2016

Operating expense decreased $22 million compared to the second quarter of 2016 primarily due to:

●

Lower long-term incentive costs resulting from the decrease in Encana’s share price in the second quarter of 2017 ($19 million), asset sales which primarily included the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 ($12 million), lower salaries and benefits due to a lower headcount ($8 million) and cost-savings initiatives ($4 million);

partially offset by:

●	Higher activity in Permian and Eagle Ford ($17 million).

Six months ended June 30, 2017 versus June 30, 2016

Operating expense decreased $56 million compared to the first six months of 2016 primarily due to:

●

Asset sales which primarily included the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 ($21 million), cost-saving initiatives ($20 million), lower salaries and benefits due to a lower headcount ($18 million) and lower long-term incentive costs resulting from the decrease in Encana’s share price in the first six months of 2017 ($13 million);

partially offset by:

●	Higher activity in Permian and Eagle Ford ($18 million).

Further information on Encana’s long-term incentives can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchased Product

Purchased product expense includes purchases of oil, NGL and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Market Optimization	$192	$79	$363	$152

Three months ended June 30, 2017 versus June 30, 2016

Purchased product expense increased $113 million compared to the second quarter of 2016 primarily due to:

●	Higher commodity prices ($70 million) and higher third-party volumes purchased for optimization activities ($43 million).

Six months ended June 30, 2017 versus June 30, 2016

Purchased product expense increased $211 million compared to the first six months of 2016 primarily due to:

●	Higher commodity prices ($122 million) and higher third-party volumes purchased for optimization activities ($89 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2016 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. For additional information on Critical Accounting Estimates, refer to the MD&A included in Item 7 of the 2016 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Canadian Operations	$53	$67	$117	$149
USA Operations	123	143	229	302
Upstream DD&A	176	210	346	451

Corporate & Other	17	20	34	40
Total	$193	$230	$380	$491

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2017	2016	2017	2016

Canadian Operations	$3.72	$3.87	$3.92	$4.10
USA Operations	$8.47	$8.90	$8.29	$9.44
Upstream DD&A	$6.12	$6.28	$6.02	$6.60

Three months ended June 30, 2017 versus June 30, 2016

DD&A decreased $37 million compared to the second quarter of 2016 primarily due to:

●	Lower production volumes ($22 million) and depletion rates ($9 million) in the Canadian and USA Operations.

The depletion rate decreased $0.16 per BOE compared to the second quarter of 2016 primarily due to:

●	Ceiling test impairments recognized in the first six months of 2016 in the Canadian and USA Operations and the sale of the DJ Basin assets in the third quarter of 2016.

Six months ended June 30, 2017 versus June 30, 2016

DD&A decreased $111 million compared to the first six months of 2016 primarily due to:

●	Lower production volumes ($64 million) and depletion rates ($42 million) in the Canadian and USA Operations.

The depletion rate decreased $0.58 per BOE compared to the first six months of 2016 primarily due to:

●	Ceiling test impairments recognized in the first six months of 2016 in the Canadian and USA Operations and the sale of the DJ Basin assets in the third quarter of 2016.

Impairments

Under full cost accounting, the carrying amount of Encana’s oil and natural gas properties within each country cost centre is subject to a ceiling test at the end of each quarter. Ceiling test impairments are recognized when the capitalized costs, net of accumulated depletion and the related deferred income taxes, exceed the sum of the estimated after-tax future net cash flows from proved reserves as calculated under SEC requirements using the 12-month average trailing prices and discounted at 10 percent.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Canadian Operations	$-	$226	$-	$493
USA Operations	-	258	-	903
Total	$-	$484	$-	$1,396

Ceiling test impairments in the second quarter and first six months of 2016 were primarily due to the decline in the 12-month average trailing prices, which reduced the Canadian and USA Operations proved reserves volumes and values as calculated under SEC requirements.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (2) (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2017	48.95	64.27	3.01	2.76
December 31, 2016	42.75	55.39	2.49	2.17
June 30, 2016	43.12	55.63	2.24	2.14

(1)	All prices were held constant in all future years when estimating net revenues and reserves.
(2)	Edmonton Condensate benchmark price has replaced the previously disclosed Edmonton Light Sweet benchmark price.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Encana’s oil and natural gas properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible liquids and natural gas reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Encana manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2016 Annual Report on Form 10-K.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Administrative ($ millions)	$24	$61	$82	$140
Administrative ($/BOE)	$0.82	$1.82	$1.43	$2.05

Administrative expense in the second quarter of 2017 decreased $37 million from 2016 primarily due to lower long-term incentive costs resulting from the decrease in Encana’s share price in the second quarter of 2017 ($40 million). Administrative expense per BOE for the second quarter of 2017 includes a recovery of long-term incentive costs of $0.79/BOE compared to long-term incentive costs of $0.55/BOE in 2016.

Administrative expense in the first six months of 2017 decreased $58 million from 2016 primarily due to lower restructuring costs ($31 million) and lower long-term incentive costs resulting from the decrease in Encana’s share price in the first six months of 2017 ($30 million). Administrative expense per BOE for the first six months of 2017 includes a recovery of long-term incentive costs of $0.13/BOE compared to long-term incentive costs and restructuring costs of $0.34/BOE and $0.46/BOE, respectively, in 2016.

During the first quarter of 2016, Encana completed workforce reductions announced in February 2016 to better align staffing levels and the organizational structure with its reduced capital spending program as a result of the low commodity price environment. Encana incurred restructuring costs of $31 million during the first six months of 2016. There were no restructuring costs in the first six months of 2017. Further information on restructuring costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Interest	$79	$107	$167	$210

Foreign exchange (gain) loss, net	(58)	23	(84)	(356)

(Gain) loss on divestitures, net	-	2	1	2

Other (gains) losses, net	(27)	24	(35)	(63)

Total Other (Income) Expenses	$(6)	$156	$49	$(207)

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes and balances drawn on the Company’s credit facilities. Encana also incurs interest on the Company’s long-term obligation for The Bow office building and capital leases.

Interest expense in the second quarter of 2017 decreased $28 million compared to 2016 primarily due to a recovery of other interest in the second quarter of 2017 compared to other interest expense in 2016 ($17 million) and lower interest on debt ($9 million).

Interest expense in the first six months of 2017 decreased $43 million compared to 2016 primarily due to lower interest on debt ($24 million) and a recovery of other interest in 2017 compared to other interest expense in 2016 ($17 million).

The recovery of other interest in the second quarter and first six months of 2017 is primarily due to the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years. Lower interest on debt in the second quarter and first six months of 2017 is primarily due to the early retirement of long-term debt in March 2016. Further information on the March 2016 debt retirement can be found in the Liquidity and Capital Resources section of this MD&A.

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. In the second quarter and first six months of 2017, the average U.S./Canadian dollar foreign exchange rate was 0.744 and 0.750, respectively, compared to 0.776 and 0.752, respectively for 2016. The period end U.S./Canadian dollar foreign exchange rates as at June 30, 2017 and December 31, 2016 were 0.771 and 0.745, respectively.

In the second quarter of 2017, Encana recorded unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to foreign exchange losses in 2016 ($104 million), which includes an out-of-period adjustment of $68 million, before tax, in respect of cumulative unrealized losses on a foreign-denominated capital lease obligation since December 2013. Encana also recorded higher unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to 2016 ($28 million), partially offset by foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada compared to foreign exchange gains in the second quarter of 2016 ($48 million).

In the first six months of 2017, Encana recorded lower unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to 2016 ($199 million), which includes an out-of-period adjustment of $68 million as discussed above. Encana also recorded foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada compared to foreign exchange gains in the first six months of 2016 ($79 million), partially offset by unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to foreign exchange losses in the first six months of 2016 ($38 million).

Further information on the out-of-period adjustment can be found in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Gains) Losses, Net

Other (gains) losses, net primarily includes other non-recurring revenues or expenses and may also include items such as interest income on short-term investments, interest received from tax authorities, reclamation charges relating to decommissioned assets and earnings/losses from equity investments.

Other gains in the second quarter and first six months of 2017 primarily includes interest received of $26 million and $33 million, respectively, resulting from the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years.

Other gains in the first six months of 2016 primarily includes a gain of $89 million on the early retirement of long-term debt as discussed in the Liquidity and Capital Resources section of this MD&A, partially offset by a one-time third party payment relating to a previously divested asset.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2017	2016	2017	2016

Current Income Tax Expense (Recovery)	$(18)	$(12)	$(57)	$(9)

Deferred Income Tax Expense (Recovery)	14	(455)	56	(759)

Income Tax Expense (Recovery)	$(4)	$(467)	$(1)	$(768)

Effective Tax Rate	(1.2%)	43.7%	(0.1%)	43.9%

Income Tax Expense (Recovery)

Three months ended June 30, 2017 versus June 30, 2016

In the second quarter of 2017, Encana recorded a lower income tax recovery compared to 2016. The lower income tax recovery was primarily due to operating income in 2017 compared to an operating loss in 2016.

The current income tax recovery in the second quarter of 2017 was primarily due to the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years.

The deferred tax recovery in the second quarter of 2016 was primarily due to the recognition of ceiling test impairments.

Six months ended June 30, 2017 versus June 30, 2016

In the first six months of 2017, Encana recorded a lower income tax recovery compared to 2016. The lower income tax recovery was primarily due to operating income in 2017 compared to an operating loss in 2016 and lower foreign exchange gains.

The current income tax recovery in the first six months of 2017 was primarily due to the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years.

The deferred tax recovery in the first six months of 2016 was primarily due to the recognition of ceiling test impairments.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. These items, along with the tax reassessments discussed above, resulted in an effective tax rate for the second quarter and first six months of 2017 that is lower than the Canadian statutory rate of 27 percent. The effective tax rate for the second quarter and first six months of 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate are subject to change. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations and service debt repayments. At June 30, 2017, $158 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2017	2016

Cash and Cash Equivalents	$395	$293

Available Credit Facility – Encana (1)	3,000	1,507

Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	4,895	3,300

Long-Term Debt	4,198	5,690

Total Shareholders’ Equity	6,783	4,907

Debt to Capitalization (%) (2)	38	54

Debt to Adjusted Capitalization (%) (3)	22	31

(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As shown in the table above, Debt to Adjusted Capitalization as at June 30, 2017 decreased compared to 2016 as a result of Encana’s efforts to strengthen its balance sheet through debt repayments. Additional information on financial covenants can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of the 2016 Annual Report on Form 10-K.

Sources and Uses of Cash

In the second quarter and first six months of 2017, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2017	2016	2017	2016

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$218	$83	$324	$240
Proceeds from divestitures	Investing	82	-	85	6
Net issuance of revolving long-term debt	Financing	-	288	-	843
Other	Investing	24	-	79	-
		324	371	488	1,089

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	415	215	814	574
Acquisitions	Investing	2	1	48	2
Repayment of long-term debt	Financing	-	-	-	400
Dividends on common shares	Financing	14	11	29	24
Other	Investing/Financing	24	73	40	76
		455	300	931	1,076

Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		3	-	4	9
Increase (Decrease) in Cash and Cash Equivalents		$(128)	$71	$(439)	$22

Operating Activities

Cash from operating activities can be significantly impacted by fluctuations in commodity prices, operating costs, and changes in production volumes. In the first six months of 2017, cash from operating activities was primarily impacted by recovering commodity prices, the Company’s efforts in maintaining cost efficiencies achieved in 2016, a current tax recovery and interest relating to the successful resolution of certain tax items previously assessed by the tax authorities and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2017 was $351 million and $629 million, respectively. Non-GAAP Cash Flow was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A. Non-GAAP Cash Flow excludes changes in non-cash working capital as disclosed in the Non-GAAP Measures section of this MD&A.

Three months ended June 30, 2017 versus June 30, 2016

Net cash from operating activities in the second quarter of 2017 increased $135 million from the second quarter of 2016 primarily due to:

●

Higher realized commodity prices ($197 million), lower transportation and processing expense ($38 million), higher interest income recorded in other gains ($27 million) and lower interest on long-term debt and other ($26 million);

partially offset by:

●	Lower realized gains on risk management included in revenues ($108 million), lower production volumes ($47 million) and changes in non-cash working capital ($35 million).

Six months ended June 30, 2017 versus June 30, 2016

Net cash from operating activities in the first six months of 2017 increased $84 million from the first six months of 2016 primarily due to:

●

Higher realized commodity prices ($516 million), lower transportation and processing expense ($95 million), a higher current tax recovery ($48 million), lower interest on long-term debt and other ($41 million), lower operating expense, excluding non-cash long-term incentive costs ($38 million), higher interest income recorded in other gains ($35 million) and lower restructuring costs ($31 million);

partially offset by:

●

Realized losses on risk management included in revenues in the first six months of 2017 compared to realized gains in 2016 ($309 million), lower production volumes ($147 million) and changes in non-cash working capital ($254 million).

Investing Activities

Net cash used in investing activities in the first six months of 2017 was $698 million primarily due to capital expenditures. Capital expenditures in the first six months of 2017 increased $240 million compared to 2016 due to an increase in the capital program for 2017. Capital expenditures in the Core Assets totaled $783 million, representing 96 percent of total capital expenditures, and increased $236 million compared to 2016, primarily in Permian ($109 million), Eagle Ford ($75 million) and Montney ($60 million). Capital expenditures exceeded cash from operating activities by $490 million and the difference was funded using cash on hand.

Divestitures in the first six months of 2017 were $85 million, which primarily included the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana, as well as the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Acquisitions in the first six months of 2017 were $48 million, which primarily included land purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3 and 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities in the first six months of 2017 was $69 million compared to net cash from financing activities of $387 million in 2016. The change was primarily due to a net issuance of revolving long-term debt ($843 million), partially offset by the repayment of long-term debt ($400 million), in the first six months of 2016.

Encana’s long-term debt totaled $4,198 million at June 30, 2017 and December 31, 2016. There was no current portion outstanding at June 30, 2017 or December 31, 2016. At June 30, 2017, Encana has no long-term debt maturities until 2019 and over 73 percent of the Company’s debt is not due until 2030 and beyond.

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

The Company continues to have full access to the Credit Facilities, which remain committed through July 2020. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At June 30, 2017, Encana had no outstanding balance under the Credit Facilities.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2017	2016	2017	2016

Dividend Payments	$14	$12	$29	$25
Dividend Payments ($/share)	$0.015	$0.015	$0.03	$0.03

On July 20, 2017, the Board of Directors declared a dividend of $0.015 per common share payable on September 29, 2017 to common shareholders of record as of September 15, 2017.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2017	2016	2017	2016

Cash From (Used in) Operating Activities	$218	$83	$324	$240

(Add back) deduct:

Net change in other assets and liabilities	(4)	(5)	(16)	(9)

Net change in non-cash working capital	(129)	(94)	(289)	(35)

Current tax on sale of assets	-	-	-	-

Non-GAAP Cash Flow	$351	$182	$629	$284

Production Volumes (MMBOE)	28.8	33.5	57.4	68.4

Corporate Margin ($/BOE)	$12.19	$5.43	$10.96	$4.15

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

($ millions, except as indicated)	June 30, 2017	December 31, 2016

Debt	$4,198	$4,198

Total Shareholders’ Equity	6,783	6,126

Equity Adjustment for Impairments at December 31, 2011	7,746	7,746

Adjusted Capitalization	$18,727	$18,070

Debt to Adjusted Capitalization	22%	23%

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Encana’s potential exposure to market risks. The term “market risk” refers to the Company’s risk of loss arising from adverse changes in oil, NGL and natural gas prices, foreign currency exchange rates and interest rates. The following disclosures are not meant to be precise indicators of expected future losses but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how the Company views and manages ongoing market risk exposures. The Company’s policy is to not use derivative financial instruments for speculative purposes.

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable as discussed in Item 1A. “Risk Factors” of the 2016 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from year to year. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	June 30, 2017
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(107)	$112

NGL price	(1)	1

Natural gas price	(44)	35

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

Foreign exchange gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated and settled, and primarily include:

●	U.S. dollar denominated financing debt issued from Canada
●	U.S. dollar denominated risk management assets and liabilities held in Canada
●	U.S. dollar denominated cash and short-term investments held in Canada
●	Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2017, Encana had $620 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7421 to C$1. The notional contracts mature monthly throughout 2017 and 2018.

As at June 30, 2017, Encana had $4.2 billion in U.S. dollar long-term debt and $350 million in U.S. dollar capital leases issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2017
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(411)	$502

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

As at June 30, 2017, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Encana’s internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name: Sherri A. Brillon
Title: Executive Vice-President & Chief Financial Officer

Dated: July 25, 2017