Form 10-Q
period 2018-03-31
ENCANA CORP
filed 2018-05-03
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  [    ]    No  [X]

Number of registrant’s common shares outstanding as of April 27, 2018	963,146,387

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision to being a leading North American resource play company; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected timing for construction of facilities and costs thereof; expansion of future midstream services; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the Company’s normal course issuer bid (“NCIB”) program, including amounts and number of shares to be acquired, anticipated timeframe, method and location of purchases, and source of funding thereof; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and five-year plan; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: ability to generate sufficient cash flow to meet obligations; commodity price volatility; ability to secure adequate transportation and potential pipeline curtailments; variability and discretion of Encana’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; counterparty and credit risk; impact of a downgrade in credit rating and its impact on access to sources of liquidity; fluctuations in currency and interest rates; risks inherent in the Company’s corporate guidance; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described herein and in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report on Form 10-K”) and risks and uncertainties impacting Encana’s business as described from time to time in the Company’s other periodic filings with the SEC.

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

The reader should read carefully the risk factors described herein and in Item 1A. Risk Factors of the 2017 Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended March 31,
(US$ millions, except per share amounts)		2018	2017 (1)
Revenues	(Notes 3, 4)

Product and service revenues		$1,260	$934

Gains (losses) on risk management, net	(Note 19)	36	338

Sublease revenues		17	17

Total Revenues		1,313	1,289

Operating Expenses	(Note 3)

Production, mineral and other taxes		29	29

Transportation and processing	(Note 19)	249	212

Operating	(Notes 16, 17)	111	132

Purchased product		273	171

Depreciation, depletion and amortization		275	187

Accretion of asset retirement obligation	(Note 12)	8	11

Administrative	(Notes 16, 17)	31	58

Total Operating Expenses		976	800

Operating Income (Loss)		337	489

Other (Income) Expenses

Interest	(Note 5)	92	88

Foreign exchange (gain) loss, net	(Notes 6, 19)	91	(26)

(Gain) loss on divestitures, net		(3)	1

Other (gains) losses, net	(Note 17)	(3)	(8)

Total Other (Income) Expenses		177	55

Net Earnings (Loss) Before Income Tax		160	434

Income tax expense (recovery)	(Note 7)	9	3

Net Earnings (Loss)		$151	$431

Net Earnings (Loss) per Common Share

Basic & Diluted	(Note 13)	$0.16	$0.44

Dividends Declared per Common Share	(Note 13)	$0.015	$0.015

Weighted Average Common Shares Outstanding (millions)

Basic & Diluted	(Note 13)	971.5	973.0

(1)   Corporate interest income of $8 million previously reported in revenues and operating income (loss) in Q1 2017 has been reclassified to other (gains) losses, net. The remaining Q1 2017 revenues have been realigned to conform with the current year presentation.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended March 31,
(US$ millions)		2018	2017

Net Earnings (Loss)		$151	$431
Other Comprehensive Income (Loss), Net of Tax

Foreign currency translation adjustment	(Note 14)	24	(16)

Pension and other post-employment benefit plans	(Notes 14, 17)	(1)	(1)

Other Comprehensive Income (Loss)		23	(17)

Comprehensive Income (Loss)		$174	$414

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

(US$ millions)		As at March 31, 2018	As at December 31, 2017

Assets

Current Assets

Cash and cash equivalents		$433	$719

Accounts receivable and accrued revenues		731	774

Risk management	(Notes 18, 19)	226	205

Income tax receivable		562	573
		1,952	2,271
Property, Plant and Equipment, at cost:	(Note 9)

Oil and natural gas properties, based on full cost accounting

Proved properties		40,508	40,228

Unproved properties		4,301	4,480

Other		2,241	2,302

Property, plant and equipment		47,050	47,010

Less: Accumulated depreciation, depletion and amortization		(37,933)	(38,056)

Property, plant and equipment, net	(Note 3)	9,117	8,954

Other Assets		139	144

Risk Management	(Notes 18, 19)	290	246

Deferred Income Taxes		1,021	1,043

Goodwill	(Note 3)	2,591	2,609
	(Note 3)	$15,110	$15,267

Liabilities and Shareholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities		$1,432	$1,415

Income tax payable		3	7

Risk management	(Notes 18, 19)	250	236
		1,685	1,658
Long-Term Debt	(Note 10)	4,198	4,197

Other Liabilities and Provisions	(Note 11)	1,958	2,167

Risk Management	(Notes 18, 19)	17	13

Asset Retirement Obligation	(Note 12)	443	470

Deferred Income Taxes		33	34
		8,334	8,539
Commitments and Contingencies	(Note 21)

Shareholders’ Equity

Share capital - authorized unlimited common shares 2018 issued and outstanding: 963.1 million shares (2017: 973.1 million shares)	(Note 13)	4,707	4,757

Paid in surplus		1,358	1,358

Accumulated deficit		(354)	(429)

Accumulated other comprehensive income	(Note 14)	1,065	1,042

Total Shareholders’ Equity		6,776	6,728
		$15,110	$15,267

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2018 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728

Net Earnings (Loss)		-	-	151	-	151

Dividends on Common Shares	(Note 13)	-	-	(15)	-	(15)

Common Shares Purchased under Normal Course Issuer Bid	(Note 13)	(50)	-	(61)	-	(111)

Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	-	-	-	-	-

Other Comprehensive Income (Loss)	(Note 14)	-	-	-	23	23

Balance, March 31, 2018		$4,707	$1,358	$(354)	$1,065	$6,776

Three Months Ended March 31, 2017 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126

Net Earnings (Loss)		-	-	431	-	431

Dividends on Common Shares	(Note 13)	-	-	(15)	-	(15)

Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	-	-	-	-	-

Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(17)	(17)

Balance, March 31, 2017		$4,756	$1,358	$(782)	$1,193	$6,525

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended March 31,
(US$ millions)		2018	2017

Operating Activities

Net earnings (loss)		$151	$431

Depreciation, depletion and amortization		275	187

Accretion of asset retirement obligation	(Note 12)	8	11

Deferred income taxes	(Note 7)	6	42

Unrealized (gain) loss on risk management	(Note 19)	(68)	(362)

Unrealized foreign exchange (gain) loss	(Note 6)	150	(36)

Foreign exchange on settlements	(Note 6)	(50)	2

(Gain) loss on divestitures, net		(3)	1

Other		(69)	2

Net change in other assets and liabilities		(11)	(12)

Net change in non-cash working capital	(Note 20)	(8)	(160)

Cash From (Used in) Operating Activities		381	106

Investing Activities

Capital expenditures	(Note 3)	(508)	(399)

Acquisitions	(Note 8)	(2)	(46)

Proceeds from divestitures	(Note 8)	19	3

Net change in investments and other		(25)	55

Cash From (Used in) Investing Activities		(516)	(387)

Financing Activities

Purchase of common shares	(Note 13)	(111)	-

Dividends on common shares	(Note 13)	(15)	(15)

Capital lease payments and other financing arrangements	(Note 11)	(22)	(16)

Cash From (Used in) Financing Activities		(148)	(31)

Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		(3)	1

Increase (Decrease) in Cash and Cash Equivalents		(286)	(311)

Cash and Cash Equivalents, Beginning of Year		719	834

Cash and Cash Equivalents, End of Period		$433	$523

Cash, End of Period		$39	$45

Cash Equivalents, End of Period		394	478

Cash and Cash Equivalents, End of Period		$433	$523

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2017, which are included in Item 8 of Encana’s 2017 Annual Report on Form 10-K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2017, except as noted below in Note 2. The disclosures provided below are incremental to those included with the annual audited Consolidated Financial Statements.

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

2. Recent Accounting Pronouncements

Changes in Accounting Policies and Practices

On January 1, 2018, Encana adopted the following ASUs issued by the FASB, which have not had a material impact on the Company’s interim Condensed Consolidated Financial Statements:

•

ASU 2014-09, “Revenue from Contracts with Customers” under Topic 606. The new standard replaces Topic 605, “Revenue Recognition” as well as other industry-specific guidance within the Accounting Standards Codification. Topic 606 is based on the principle that revenue is recognized on the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. The standard has been applied using the modified retrospective approach and did not have a material impact on the Company’s Condensed Consolidated Financial Statements, other than enhancing disclosures related to the disaggregation of revenues from contracts with customers and performance obligations. The disclosures required under Topic 606 are included in Note 4, Revenues from Contracts with Customers.

•

ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendment requires the service cost component to be presented with the related employee compensation costs, while the other components of net benefit costs are required to be presented separately from the service cost component and outside the subtotal of income from operations. In addition, the amendment allows only the service cost to be eligible for capitalization. The amendment has been applied retrospectively for the presentation of net periodic pension costs and net periodic postretirement benefit cost, whereas prospective adoption has been applied to the capitalization of the service cost component.

New Standards Issued Not Yet Adopted

As of January 1, 2019, Encana will be required to adopt ASU 2016-02, “Leases” under Topic 842, which will replace Topic 840 “Leases”. The new standard will require lessees to recognize right-of-use assets and related lease liabilities for all leases, including leases classified as operating leases, on the Consolidated Balance Sheet. The dual classification model was retained for the purpose of subsequent measurement and presentation of leases in the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows. Topic 842 also expands disclosures related to the amount, timing and uncertainty of cash flows arising from leases. The standard will be applied using a modified retrospective approach, in addition Encana intends to elect certain practical expedients which will allow the Company to retain the classification of leases assessed under Topic 840 which commenced prior to adoption.

In January 2018, FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, which permits entities to elect an optional transition practical expedient for land easements that were not previously accounted for as leases under Topic 840. The expedient provides prospective application of Topic 842 to all new or modified land easements upon adoption of the new standard. Encana intends to elect this transitional practical expedient.

Encana continues to review and analyze contracts, identify its portfolio of leased assets, gather the necessary terms and data elements, as well as identify the processes and controls required to support the accounting for leases and related disclosures. The Company is in the early stages of implementing a lease software system which will facilitate the measurement and required disclosures for operating leases. The Company anticipates the software implementation to be complete by the end of 2018. Although Encana is not able to reasonably estimate the financial impact of Topic 842 at this time, the Company anticipates there will be a material impact on the Consolidated Financial Statements resulting from the recognition of assets and liabilities from operating lease activities.

As of January 1, 2019, Encana will be required to adopt ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Amendments can be applied either in the period of adoption or retrospectively to each period in which the effect of the rate change from the U.S. Tax Reform is recognized. While Encana has other post-employment benefit plans which were affected by the U.S. Tax Reform, the impact is not material to the Company’s Consolidated Financial Statements. As a result, the Company does not intend to take the election provided in the amendment.

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2018	2017 (1)	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$404	$301	$555	$447	$301	$186
Gains (losses) on risk management, net	12	(21)	(44)	(3)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	416	280	511	444	301	186

Operating Expenses
Production, mineral and other taxes	4	5	25	24	-	-
Transportation and processing	190	132	27	59	32	21
Operating	29	31	74	87	4	9
Purchased product	-	-	-	-	273	171
Depreciation, depletion and amortization	77	64	185	106	-	-
Total Operating Expenses	300	232	311	276	309	201
Operating Income (Loss)	$116	$48	$200	$168	$(8)	$(15)

			Corporate & Other		Consolidated
			2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues			$-	$-	$1,260	$934
Gains (losses) on risk management, net			68	362	36	338
Sublease revenues			17	17	17	17
Total Revenues			85	379	1,313	1,289

Operating Expenses
Production, mineral and other taxes			-	-	29	29
Transportation and processing			-	-	249	212
Operating			4	5	111	132
Purchased product			-	-	273	171
Depreciation, depletion and amortization			13	17	275	187
Accretion of asset retirement obligation			8	11	8	11
Administrative			31	58	31	58
Total Operating Expenses			56	91	976	800
Operating Income (Loss)			$29	$288	337	489

Other (Income) Expenses
Interest					92	88
Foreign exchange (gain) loss, net					91	(26)
(Gain) loss on divestitures, net					(3)	1
Other (gains) losses, net					(3)	(8)
Total Other (Income) Expenses					177	55
Net Earnings (Loss) Before Income Tax					160	434
Income tax expense (recovery)					9	3
Net Earnings (Loss)					$151	$431

(1)

Corporate interest income of $8 million previously reported in revenues and operating income (loss) in Q1 2017 has been reclassified to other (gains) losses, net. The remaining Q1 2017 revenues have been realigned to conform with the current year presentation.

Intersegment Information

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2018	2017	2018	2017	2018	2017

Revenues	$1,331	$956	$(1,030)	$(770)	$301	$186

Operating Expenses
Transportation and processing	106	64	(74)	(43)	32	21
Operating	4	9	-	-	4	9
Purchased product	1,229	898	(956)	(727)	273	171
Operating Income (Loss)	$(8)	$(15)	$-	$-	$(8)	$(15)

Capital Expenditures
					Three Months Ended March 31,
					2018	2017

Canadian Operations					$168	$88
USA Operations					338	311
Corporate & Other					2	-
					$508	$399

Goodwill, Property, Plant and Equipment and Total Assets by Segment
	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Canadian Operations	$678	$696	$920	$862	$1,923	$1,908
USA Operations	1,913	1,913	6,710	6,555	9,432	9,301
Market Optimization	-	-	1	2	151	152
Corporate & Other	-	-	1,486	1,535	3,604	3,906
	$2,591	$2,609	$9,117	$8,954	$15,110	$15,267

4. Revenues from Contracts with Customers

The table below summarizes the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

	Canadian Operations		USA Operations		Market Optimization
For the three months ended March 31,	2018	2017	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$3	$2	$473	$301	$22	$37
NGLs	180	95	52	40	2	12
Natural gas	221	203	32	107	273	127
Service revenues
Gathering and processing	2	4	-	6	-	-
Product and Service Revenues	406	304	557	454	297	176

Other Revenues
Gains (losses) on risk management, net (2)	12	(21)	(44)	(3)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	12	(21)	(44)	(3)	-	-
Total Revenues	$418	$283	$513	$451	$297	$176

			Corporate & Other		Consolidated
			2018	2017 (3)	2018	2017 (3)

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$498	$340
NGLs			-	-	234	147
Natural gas			-	-	526	437
Service revenues
Gathering and processing			-	-	2	10
Product and Service Revenues			-	-	1,260	934

Other Revenues
Gains (losses) on risk management, net (2)			68	362	36	338
Sublease revenues			17	17	17	17
Other Revenues			85	379	53	355
Total Revenues			$85	$379	$1,313	$1,289

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian and USA Operations includes realized gains/(losses) on risk management. Corporate & Other includes unrealized gains/(losses) on risk management.
(3)	Corporate interest income of $8 million previously reported in revenues in Q1 2017 has been reclassified to other (gains) losses, net.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at March 31, 2018, receivables and accrued revenues from contracts with customers were $658 million ($676 million as at December 31, 2017).

Performance obligations arising from product sales contracts are typically satisfied at a point in time when the product is delivered to the customer and control is transferred. Payment from the customer is due when the product is delivered to the custody point. The Company’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

As at March 31, 2018, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered.

Performance obligations arising from arrangements to gather and process natural gas on behalf of third parties are typically satisfied over time as the service is provided to the customer. Payment from the customer is due when the customer receives the benefit of the service and the product is delivered to the custody point or plant tailgate. The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2018.

5. Interest

	Three Months Ended March 31,
	2018	2017

Interest Expense on:
Debt	$66	$66
The Bow office building	16	16
Capital leases	5	5
Other	5	1
	$92	$88

6. Foreign Exchange (Gain) Loss, Net

	Three Months Ended March 31,
	2018	2017

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$122	$(33)
Translation of U.S. dollar risk management contracts issued from Canada	9	(4)
Translation of intercompany notes	19	1
	150	(36)

Foreign Exchange on Settlements of:
U.S. dollar risk management contracts issued from Canada	(7)	(1)
Intercompany notes	(50)	2
Other Monetary Revaluations	(2)	9
	$91	$(26)

7. Income Taxes

	Three Months Ended March 31,
	2018	2017

Current Tax
Canada	$-	$(42)
United States	1	-
Other Countries	2	3
Total Current Tax Expense (Recovery)	3	(39)

Deferred Tax
Canada	(3)	18
United States	4	15
Other Countries	5	9
Total Deferred Tax Expense (Recovery)	6	42
Income Tax Expense (Recovery)	$9	$3
Effective Tax Rate	5.6%	0.7%

Encana’s interim income tax expense is determined using an estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes including U.S. Tax Reform, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding.

During the three months ended March 31, 2017, the current income tax recovery was primarily due to the successful resolution of certain tax items previously assessed by the taxing authorities relating to prior taxation years.

The effective tax rates of 5.6 percent and 0.7 percent for the three months ended March 31, 2018 and March 31, 2017, respectively, are lower than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings as well as the items discussed above.

During the three months ended March 31, 2018, there was no change to the provisional tax adjustment recognized in 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform. The provisional amount recognized may change due to additional regulatory guidance that may be issued, and from additional analysis or changes in interpretation and assumptions of the U.S. Tax Reform made by the Company.

8. Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2018	2017

Acquisitions
Canadian Operations	$2	$31
USA Operations	-	15
Total Acquisitions	2	46

Divestitures
Canadian Operations	(13)	(3)
USA Operations	(6)	-
Total Divestitures	(19)	(3)
Net Acquisitions & (Divestitures)	$(17)	$43

Acquisitions

For the three months ended March 31, 2018, acquisitions in the Canadian and USA Operations were $2 million (2017 - $31 million) and nil (2017 - $15 million), respectively, which primarily included land purchases with oil and liquids rich potential.

Divestitures

For the three months ended March 31, 2018, divestitures in the Canadian and USA Operations were $13 million (2017 - $3 million) and $6 million (2017 - nil), respectively, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools.

9. Property, Plant and Equipment, Net

	As at March 31, 2018			As at December 31, 2017
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,366	$(13,743)	$623	$14,555	$(14,047)	$508
Unproved properties	262	-	262	311	-	311
Other	35	-	35	43	-	43
	14,663	(13,743)	920	14,909	(14,047)	862

USA Operations
Proved properties	26,081	(23,426)	2,655	25,610	(23,240)	2,370
Unproved properties	4,039	-	4,039	4,169	-	4,169
Other	16	-	16	16	-	16
	30,136	(23,426)	6,710	29,795	(23,240)	6,555

Market Optimization	7	(6)	1	7	(5)	2
Corporate & Other	2,244	(758)	1,486	2,299	(764)	1,535
	$47,050	$(37,933)	$9,117	$47,010	$(38,056)	$8,954

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $39 million, which have been capitalized during the three months ended March 31, 2018 (2017 - $54 million). Included in Corporate and Other are $61 million ($63 million as at December 31, 2017) of international property costs, which have been fully impaired.

Capital Lease Arrangements

The Company has several lease arrangements that are accounted for as capital leases including an office building and an offshore production platform.

As at March 31, 2018, the total carrying value of assets under capital lease was $45 million ($46 million as at December 31, 2017), net of accumulated amortization of $672 million ($684 million as at December 31, 2017). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 11.

Other Arrangement

As at March 31, 2018, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,216 million ($1,255 million as at December 31, 2017) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25-year term, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 11.

10. Long-Term Debt

	As at	As at
	March 31,	December 31,
	2018	2017

U.S. Dollar Denominated Debt
U.S. Unsecured Notes:
6.50% due May 15, 2019	$500	$500
3.90% due November 15, 2021	600	600
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	4,211	4,211

Increase in Value of Debt Acquired	25	26
Unamortized Debt Discounts and Issuance Costs	(38)	(40)
Current Portion of Long-Term Debt	-	-
	$4,198	$4,197

As at March 31, 2018, total long-term debt had a carrying value of $4,198 million and a fair value of $4,909 million (as at December 31, 2017 - carrying value of $4,197 million and a fair value of $5,042 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11. Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2018	2017

The Bow Office Building	$1,304	$1,344
Capital Lease Obligations	275	295
Unrecognized Tax Benefits	197	202
Pensions and Other Post-Employment Benefits	116	116
Long-Term Incentive Costs (See Note 16)	32	175
Other Derivative Contracts (See Notes 18, 19)	13	14
Other	21	21
	$1,958	$2,167

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

	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$55	$75	$75	$76	$76	$1,260	$1,617
Less: Amounts Representing Interest	47	63	61	61	60	781	1,073
Present Value of Expected Future Lease Payments	$8	$12	$14	$15	$16	$479	$544
Sublease Recoveries (undiscounted)	$(27)	$(37)	$(37)	$(37)	$(38)	$(619)	$(795)
Capital Lease Obligations

As described in Note 9, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 15.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.
	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$75	$99	$99	$87	$8	$38	$406
Less: Amounts Representing Interest	15	15	10	4	2	5	51
Present Value of Expected Future Lease Payments	$60	$84	$89	$83	$6	$33	$355

12. Asset Retirement Obligation

	As at March 31, 2018	As at December 31, 2017

Asset Retirement Obligation, Beginning of Year	$514	$687
Liabilities Incurred and Acquired	5	11
Liabilities Settled and Divested	(4)	(333)
Change in Estimated Future Cash Outflows	-	88
Accretion Expense	8	37
Foreign Currency Translation	(11)	24
Asset Retirement Obligation, End of Period	$512	$514

Current Portion	$69	$44
Long-Term Portion	443	470
	$512	$514

13. Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at March 31, 2018		As at December 31, 2017
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.1	$4,757	973.0	$4,756
Common Shares Purchased	(10.0)	(50)	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	963.1	$4,707	973.1	$4,757

During the three months ended March 31, 2018, Encana issued 23,023 common shares totaling $0.3 million under the Company’s dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2017, Encana issued 58,480 common shares totaling $0.6 million under the DRIP.

Dividends

During the three months ended March 31, 2018, Encana paid dividends of $0.015 per common share totaling $15 million (2017 - $0.015 per common share totaling $15 million). For the three months ended March 31, 2018, the dividends paid included $0.3 million in common shares issued in lieu of cash dividends under the DRIP (2017 - $0.2 million).

On April 30, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on June 29, 2018 to common shareholders of record as of June 15, 2018.

Normal Course Issuer Bid

On February 26, 2018, the Company announced it received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a normal course issuer bid (“NCIB”) over a 12-month period from February 28, 2018 to February 27, 2019. The Company has authorization from its Board to spend up to $400 million on the NCIB.

All purchases are made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, and any excess is allocated to retained earnings/accumulated deficit.

During the three months ended March 31, 2018, the Company purchased 10 million common shares for total consideration of approximately $111 million. Of the amount paid, $50 million was charged to share capital and $61 million was charged to accumulated deficit.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended March 31,
(US$ millions, except per share amounts)	2018	2017

Net Earnings (Loss)	$151	$431

Number of Common Shares:
Weighted average common shares outstanding - Basic	971.5	973.0
Effect of dilutive securities	-	-
Weighted average common shares outstanding - Diluted	971.5	973.0

Net Earnings (Loss) per Common Share Basic & Diluted	$0.16	$0.44

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at March 31, 2018 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

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

Encana Restricted Share Units (“RSUs”)

Encana has a share-based compensation plan whereby eligible employees and Directors are granted RSUs. An RSU is a conditional grant to receive the equivalent of an Encana common share upon vesting of the RSUs and in accordance with the terms of the RSU Plan and Grant Agreement. The Company currently settles vested RSUs in cash. As a result, RSUs are not considered potentially dilutive securities.

14.	Accumulated Other Comprehensive Income

	Three Months Ended March 31,
	2018	2017

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,029	$1,200
Change in Foreign Currency Translation Adjustment	24	(16)
Balance, End of Period	$1,053	$1,184

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$13	$10
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 17)	(1)	(1)
Income Taxes	-	-
Balance, End of Period	$12	$9
Total Accumulated Other Comprehensive Income	$1,065	$1,193

15. Variable Interest Entities

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

As a result of the purchase option and fixed price renewal options, Encana has determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at March 31, 2018, Encana had a capital lease obligation of $296 million ($314 million as at December 31, 2017) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2018, VMLP provides approximately 1,110 MMcf/d of natural gas gathering and compression and 600 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 13 to 27 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,390 million as at March 31, 2018. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2018, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

16. Compensation Plans

Encana has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include TSARs, Performance TSARs, SARs, Performance Share Units (“PSUs”), Deferred Share Units (“DSUs”) and RSUs. These compensation arrangements are share-based.

Encana accounts for TSARs, Performance TSARs, SARs, PSUs and RSUs held by employees as cash-settled share-based payment transactions and, accordingly, accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton and other fair value models.

The following weighted average assumptions were used to determine the fair value of the share units held by employees:

	As at March 31, 2018		As at March 31, 2017
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.79%	1.79%	0.74%	0.74%
Dividend Yield	0.55%	0.54%	0.51%	0.51%
Expected Volatility Rate (1)	58.46%	54.78%	58.12%	54.02%
Expected Term	2.0 yrs	2.1 yrs	1.9 yrs	1.9 yrs
Market Share Price	US$11.00	C$14.17	US$11.71	C$15.58
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended March 31,
	2018	2017

Total Compensation Costs of Transactions Classified as Cash-Settled	$(27)	$34
Less: Total Share-Based Compensation Costs Capitalized	9	(11)
Total Share-Based Compensation Expense (Recovery)	$(18)	$23

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$(6)	$8
Administrative	(12)	15
	$(18)	$23

As at March 31, 2018, the liability for share-based payment transactions totaled $217 million ($327 million as at December 31, 2017), of which $185 million ($152 million as at December 31, 2017) is recognized in accounts payable and accrued liabilities and $32 million ($175 million as at December 31, 2017) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at March 31, 2018	As at December 31, 2017

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$167	$274
Vested	50	53
	$217	$327

The following units were granted primarily in conjunction with the Company’s February annual long-term incentive award. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Three Months Ended March 31, 2018 (thousands of units)

TSARs	872
SARs	359
PSUs	2,503
DSUs	31
RSUs	5,238

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Net Defined Periodic Benefit Cost	$-	$-	$2	$2	$2	$2
Defined Contribution Plan Expense	6	6	-	-	6	6
Total Benefit Plans Expense	$6	$6	$2	$2	$8	$8

Of the total benefit plans expense, $6 million (2017 - $6 million) was included in operating expense and $2 million (2017 - $2 million) was included in administrative expense.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Service Cost	$-	$-	$2	$2	$2	$2
Interest Cost	2	2	1	1	3	3
Expected Return on Plan Assets	(2)	(2)	-	-	(2)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(1)	(1)	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$2	$2	$2	$2
(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

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

As at March 31, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$267	$-	$267	$(53)	$214
Long-term assets	-	298	-	298	(8)	290
Foreign Currency Derivatives:
Current assets	-	12	-	12	-	12

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$241	$62	$303	$(53)	$250
Long-term liabilities	-	25	-	25	(8)	17

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	13	-	13	-	13
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

As at December 31, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$189	$-	$189	$(15)	$174
Long-term assets	-	248	-	248	(2)	246
Foreign Currency Derivatives:
Current assets	-	31	-	31	-	31

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$3	$196	$51	$250	$(15)	$235
Long-term liabilities	-	15	-	15	(2)	13
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	14	-	14	-	14
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, fixed price swaptions, NYMEX call options, foreign currency swaps and basis swaps with terms to 2023. Level 2 also includes financial guarantee contracts as discussed in Note 19. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable at the reporting date, such as exchange and other published prices, broker quotes and observable trading activity.

Level 3 Fair Value Measurements

As at March 31, 2018, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2018. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the three months ended March 31 is presented below:

			Risk Management
			2018	2017

Balance, Beginning of Year			$(51)	$ (36)
Total Gains (Losses)			6	41
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances			-	-
Settlements			(17)	-
Transfers Out of Level 3 (1)			-	-
Balance, End of Period			$(62)	$ 5
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period			$(24)	$ 40
(1) The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

			As at	As at
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2018	2017

Risk Management - WTI Options	Option Model	Implied Volatility	24% - 83%	17% - 76%

A 10 percent increase or decrease in implied volatility for the WTI options would cause a corresponding $1 million ($2 million as at December 31, 2017) increase or decrease to net risk management assets and liabilities.

19. Financial Instruments and Risk Management

A) Financial Instruments

Encana’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt and other liabilities and provisions.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, fixed price swaptions and options. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2018, Encana has entered into $538 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018.

Risk Management Positions as at March 31, 2018

	Notional Volumes	Term	Average Price	Fair Value
Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	94.3 Mbbls/d	2018	55.53	$(194)
WTI Fixed Price	15.0 Mbbls/d	2019	58.30	(2)
WTI Fixed Price Swaptions (1)	24.0 Mbbls/d	Q1 - Q2 2019	63.13	(16)
WTI Three-Way Options
Sold call / bought put / sold put	16.0 Mbbls/d	2018	54.49 / 47.17 / 36.88	(42)
WTI Costless Collars
Sold call / bought put	10.0 Mbbls/d	2018	57.08 / 45.00	(20)
Basis Contracts (2)		2018 - 2020		26
Crude Oil and NGLs Fair Value Position				(248)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	1,007 MMcf/d	2018	3.02	52

NYMEX Fixed Price Swaptions (3)	300 MMcf/d	Q1 - Q2 2019	2.99	(9)

NYMEX Call Options
Sold call price	230 MMcf/d	2018	3.75	(1)
Sold call price	64 MMcf/d	2019	3.75	(4)
Sold call price	166 MMcf/d	2020	3.25	(1)

Basis Contracts (4)		2018		130
		2019		136
		2020		99
		2021 - 2023		86

Premiums Received on Unexpired Options				(3)
Natural Gas Fair Value Position				485

Other Derivative Contracts

Fair Value Position				(18)

Foreign Currency Contracts

Fair Value Position (5)		2018		12
Total Fair Value Position				$231
(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(2)	Encana has entered into swaps to protect against widening Midland, Magellan East Houston, Louisiana Light Sweet and Edmonton Condensate differentials to WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(4)	Encana has entered into swaps to protect against widening AECO, Dawn, Malin and Waha basis to NYMEX.
(5)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended March 31,
	2018	2017
Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(32)	$(24)
Transportation and processing	-	(4)
Foreign Currency Derivatives:
Foreign exchange	7	1
	$(25)	$(27)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$68	$362
Foreign Currency Derivatives:
Foreign exchange	(18)	2
	$50	$364

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$36	$338
Transportation and processing	-	(4)
Foreign Currency Derivatives:
Foreign exchange	(11)	3
	$25	$337
(1)	Includes a realized gain of $1 million (2017 - gain of $2 million) related to other derivative contracts.
(2)	Includes an unrealized gain of nil (2017 - nil) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2018		2017
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$183
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	25	$25	$337
Settlement of Other Derivative Contracts	1
Fair Value of Contracts Realized During the Period	25	25	27
Fair Value of Contracts Outstanding	$234	$50	$364
Premiums Received on Unexpired Options	(3)
Fair Value of Contracts and Premiums Received, End of Period	$231

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at March 31, 2018	As at December 31, 2017
Risk Management Assets
Current	$226	$205
Long-term	290	246
	516	451

Risk Management Liabilities
Current	250	236
Long-term	17	13
	267	249

Other Derivative Contracts
Current in accounts payable and accrued liabilities	5	5
Long-term in other liabilities and provisions	13	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$231	$183

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the New York Stock Exchange and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 18. As at March 31, 2018, the Company had no significant credit derivatives in place and held no collateral.

As at March 31, 2018, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2018, approximately 93 percent (92 percent as at December 31, 2017) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at March 31, 2018, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. As at March 31, 2018, these counterparties accounted for 53 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2017, Encana had three counterparties whose net settlement position accounted for 56 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from three to six years with a fair value recognized of $18 million as at March 31, 2018 ($19 million as at December 31, 2017). The maximum potential amount of undiscounted future payments is $317 million as at March 31, 2018, and is considered unlikely.

20. Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended March 31,
	2018	2017

Operating Activities
Accounts receivable and accrued revenues	$(2)	$70
Accounts payable and accrued liabilities	(7)	(134)
Income tax receivable and payable	1	(96)
	$(8)	$(160)

B)	Non-Cash Activities

	Three Months Ended March 31,
	2018	2017

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 12)	$5	$3
Property, plant and equipment accruals	9	44
Capitalized long-term incentives	(36)	11
Property additions/dispositions (swaps)	49	6
Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 13)	$-	$-

21. Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2018:

	Expected Future Payments
(undiscounted)	2018	2019	2020	2021	2022	Thereafter	Total

Transportation and Processing	$446	$692	$663	$579	$551	$2,458	$5,389
Drilling and Field Services	165	46	24	9	-	-	244
Operating Leases	13	16	16	15	15	46	121
Total	$624	$754	$703	$603	$566	$2,504	$5,754

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 15. Divestiture transactions can reduce certain commitments disclosed above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2018 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2017, which are included in Items 8 and 7, respectively, of the 2017 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Encana is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Encana is committed to growing long-term shareholder value through a disciplined focus on generating profitable growth. The Company is pursuing the key business objectives of exercising a disciplined capital allocation strategy by investing in a limited number of core assets, growing high margin liquids volumes, maximizing profitability through operating efficiencies and reducing costs, and preserving balance sheet strength.

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a unified team.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2018, Encana continues to focus on quality growth from high margin, scalable projects located in some of the best plays in North America, referred to as the “Core Assets”, comprising Montney and Duvernay in Canada and Eagle Ford and Permian in the U.S. These world-class assets form a multi-basin portfolio enabling flexible and efficient investment of capital. The Company rapidly deploys successful ideas and practices across these assets, becoming more efficient as innovative and sustainable technical improvements are implemented.

For additional information on Encana’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2017 Annual Report on Form 10-K. In evaluating its operations and assessing its leverage, the Company reviews performance-based measures such as Non-GAAP Cash Flow and Non-GAAP Cash Flow Margin and debt-based metrics such as Debt to Adjusted Capitalization and Net Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Further information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first quarter of 2018, Encana focused on executing its 2018 capital plan, maintaining operational efficiencies achieved in 2017 and minimizing the effect of inflationary costs. Higher oil and NGL benchmark prices during the first quarter of 2018 compared to 2017 contributed to increases in Encana’s average realized oil and NGL prices of 28 percent and 21 percent, respectively, resulting in higher revenues. Encana is also focused on the diversification of the Company’s downstream markets to capture higher realized prices. Encana remains committed to delivering a business model that allows the Company to adapt to fluctuating commodity prices.

Significant Developments

•

Received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019. As of March 31, 2018, the Company has purchased 10 million common shares for total consideration of approximately $111 million.

Financial Results

•	Reported net earnings of $151 million, including a net foreign exchange loss of $91 million, before tax, and net gains on risk management in revenues of $36 million, before tax.

•	Generated cash from operating activities of $381 million, Non-GAAP Cash Flow of $400 million and Non-GAAP Cash Flow Margin of $13.70 per BOE.

•	Paid dividends of $0.015 per common share.

•	Held cash and cash equivalents of $433 million and had available credit facilities of $4.0 billion for total liquidity of $4.4 billion at March 31, 2018.

Capital Investment

•	Commenced the Company’s 2018 capital plan with expenditures totaling $508 million of which $393 million, or 77 percent, was directed to the Permian and Montney.

•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average oil and NGL volumes of 145.2 Mbbls/d which accounted for 45 percent of total production volumes. Average oil and plant condensate production volumes of 113.2 Mbbls/d were 78 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,075 MMcf/d which accounted for 55 percent of total production volumes.

Operating Expenses

•	Focused on maintaining operational efficiencies achieved in previous years and minimizing the effect of inflationary costs.

•

Increased transportation and processing expense by $37 million, or 17 percent, primarily due to higher volumes in Montney and additional costs incurred in conjunction with the diversification of downstream markets to capture higher realized prices.

2018 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2018 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. At a meeting in November 2017, OPEC and certain non-OPEC countries agreed to further extend an agreement to voluntarily cut crude oil production through the end of 2018. The agreement and recent drawdowns of oil storage inventory levels were generally supportive of oil prices in the first quarter of 2018; however, production growth in other countries continues to partially offset the expected benefit of the OPEC agreement. OPEC is scheduled to meet again in June 2018 to review production levels and a decision to discontinue or reduce the production cuts could negatively impact oil prices in 2018.

Natural gas prices in 2018 will be affected by the timing of supply and demand growth. Natural gas prices in western Canada have seen significant negative price pressure as supply reached multi-year highs, surpassing regional demand and stressing effective pipeline capacity. Stronger condensate prices may also lend support to activity levels resulting in additional downward pressure on natural gas prices in 2018. Natural gas prices in the U.S. have remained flat. Potential for improvement in U.S. natural gas prices remains limited due to continued substantial production increases in Northeast U.S. and associated gas production in the Permian Basin.

Company Outlook

Encana is positioned to be flexible in the current price environment in order to continue to achieve strong returns. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at March 31, 2018, the Company has hedged approximately 120 Mbbls/d of expected oil and condensate production and 1,026 MMcf/d of expected natural gas production for the remainder of 2018 using a variety of structures at average prices of $55.52 per bbl and $3.02 per Mcf, respectively.

Markets for crude oil and natural gas are exposed to different price risks. While the market price for crude oil tends to move in the same direction as the global market, natural gas may vary between geographic regions depending on local supply and demand conditions. Encana proactively utilizes transportation contracts to diversify the Company’s downstream markets and reduce significant exposure to any given market. Through a combination of derivative financial instruments and transportation capacity, Encana has mitigated the majority of its exposure to Midland and AECO pricing in 2018 and 2019. In addition, Encana continues to seek new markets to yield higher returns.

Capital Investment

Encana is on track to meet its full year capital investment guidance of $1.8 billion to $1.9 billion. During the first quarter of 2018, the Company spent $508 million, of which $238 million was directed to Permian where the Company has drilled 26 net wells and $155 million was directed to Montney with 40 net wells drilled. Capital investment in Permian is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is expected to be allocated to both Cutbank Ridge and Pipestone with a focus on growing condensate volumes.

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

Production

As part of the Company’s long-term growth strategy, Encana has significantly shifted its production mix to a more balanced portfolio in the recent years, thereby reducing the extent of exposure to market volatility of a particular commodity. During the first quarter of 2018, average liquids production volumes were 145.2 Mbbls/d and average natural gas production volumes were 1,075 MMcf/d. The Company expects to deliver substantial liquids growth in the second half of 2018. The Company is on track to meet the full year 2018 guidance ranges for liquids production volumes of 165.0 Mbbls/d to 175.0 Mbbls/d and natural gas production volumes of 1,150 MMcf/d to 1,250 MMcf/d by year end as a result of the Company’s growth plans for Montney. Encana’s growth plans for Montney are supported by third party processing plants commissioned in 2017 and two additional facilities expected to be completed in the second half of 2018, including the planned completion of the Pipestone liquids hub in the fourth quarter.

Operating Expenses

Efficiency improvements and lower service costs are expected to be maintained through the support of the Company’s culture of innovation and its focus on continuous improvement in operational execution. As activity in the industry accelerates, Encana expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses. Operating costs in the first quarter of 2018 are on track to meet the full year 2018 guidance ranges. Transportation and processing expense was $7.42 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, were $3.60 per BOE and $1.49 per BOE, respectively.

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

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2018	2017 (1)
Product and Service Revenues
Upstream product revenues	$957	$738
Market optimization	301	186
Service revenues	2	10
Total Product and Service Revenues	1,260	934
Gains (Losses) on Risk Management, Net	36	338
Sublease Revenues	17	17
Total Revenues	1,313	1,289

Total Operating Expenses (2)	976	800
Operating Income (Loss)	337	489
Total Other (Income) Expenses	177	55
Net Earnings (Loss) Before Income Tax	$160	$434

Net Earnings (Loss)	$151	$431

(1) Corporate interest income of $8 million previously reported in revenues and operating income (loss) in Q1 2017 has been reclassified to other (gains) losses, net. The remaining Q1 2017 revenues have been realigned to conform with the current year presentation.

(2) Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are linked to Edmonton Condensate and AECO, as well as other downstream natural gas benchmarks, including Dawn, which reflect the diversification of the Company’s markets. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices. Realized NGL prices are significantly influenced by oil benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2018	2017

Oil & NGLs
WTI ($/bbl)	$62.87	$51.91
Edmonton Condensate (C$/bbl)	79.72	69.13

Natural Gas
NYMEX ($/MMBtu)	$3.00	$3.32
AECO (C$/Mcf)	1.85	2.94
Dawn (C$/MMBtu)	3.82	4.23

Production Volumes and Realized Prices

Production Volumes (1)			Realized Prices (2)
Three months ended March 31,	2018	2017	2018	2017

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.4	0.4	$55.47	$43.29
USA Operations	82.6	67.0	63.33	49.65
Total	83.0	67.4	63.29	49.61

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	27.5	18.7	61.10	50.29
USA Operations	2.7	1.8	51.94	42.87
Total	30.2	20.5	60.28	49.63

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	10.4	5.0	30.08	22.62
USA Operations	21.6	18.0	20.53	20.11
Total	32.0	23.0	23.64	20.66

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	37.9	23.7	52.55	44.40
USA Operations	24.3	19.8	24.01	22.22
Total	62.2	43.5	41.40	34.31

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	38.3	24.1	52.58	44.38
USA Operations	106.9	86.8	54.39	43.36
Total	145.2	110.9	53.91	43.59

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	936	885	2.48	2.52
USA Operations	139	356	2.52	3.23
Total	1,075	1,241	2.48	2.72

Total Production (MBOE/d, $/BOE)
Canadian Operations	194.3	171.7	22.29	19.23
USA Operations	130.1	146.2	47.39	33.59
Total	324.4	317.9	32.35	25.82

Production Mix (%)
Oil & Plant Condensate	35	28
NGLs – Other	10	7
Total Oil & NGLs	45	35
Natural Gas	55	65

Core Assets Production
Oil (Mbbls/d)	80.4	62.3

NGLs – Plant Condensate (Mbbls/d)	30.2	20.0
NGLs – Other (Mbbls/d)	30.9	20.9
Total NGLs (Mbbls/d)	61.1	40.9

Total Oil & NGLs (Mbbls/d)	141.5	103.2

Natural Gas (MMcf/d)	996	804

Total Production (MBOE/d)	307.5	237.3

% of Total Encana Production	95	75
(1) Average daily. (2) Average per-unit prices, excluding the impact of risk management activities.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs (1)	Natural Gas (2)	Total

2017 Upstream Product Revenues	$300	$134	$304	$738
Increase (decrease) due to:
Sales prices	102	32	(5)	129
Production volumes	72	65	(58)	79
2018 Upstream Product Revenues	$474	$231	$241	$946
(1) Includes plant condensate. (2) Natural gas revenues exclude a royalty adjustment of $11 million (2017 - nil) with no associated production volumes.

Oil Revenues

Three months ended March 31, 2018 versus March 31, 2017

Oil revenues increased $174 million compared to the first quarter of 2017 primarily due to:

•

Higher average realized oil prices of $13.68 per bbl, or 28 percent, increased revenues by $102 million. The increase reflected a higher WTI benchmark price which was up 21 percent. The increase was also due to improved regional pricing in the USA Operations; and

•

Higher average oil production volumes of 15.6 Mbbls/d increased revenues by $72 million. Higher volumes were primarily due to a successful drilling program in Permian (18.9 Mbbls/d), partially offset by asset sales (2.4 Mbbls/d), which mainly include the Tuscaloosa Marine Shale assets in the second quarter of 2017.

NGL Revenues

Three months ended March 31, 2018 versus March 31, 2017

NGL revenues increased $97 million compared to the first quarter of 2017 primarily due to:

•

Higher average realized NGL prices of $7.09 per bbl, or 21 percent, increased revenues by $32 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 15 percent and 21 percent, respectively, as well as improved regional pricing; and

•

Higher average NGL production volumes of 18.7 Mbbls/d increased revenues by $65 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (21.0 Mbbls/d), partially offset by asset sales (1.6 Mbbls/d), which mainly include the Piceance natural gas assets in the third quarter of 2017.

Natural Gas Revenues

Three months ended March 31, 2018 versus March 31, 2017

Natural gas revenues decreased $63 million compared to the first quarter of 2017 primarily due to:

•

Lower average realized natural gas prices of $0.24 per Mcf, or nine percent, decreased revenues by $5 million. The decrease reflected lower NYMEX and AECO benchmark prices which were down 10 percent and 37 percent, respectively, partially offset by relatively higher other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•

Lower average natural gas production volumes of 166 MMcf/d decreased revenues by $58 million. Lower volumes were primarily due to asset sales (305 MMcf/d), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017, and lower activity in Other Upstream Operations (74 MMcf/d), partially offset by successful drilling in Montney and Permian (199 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at March 31, 2018 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table provides the effects of Encana’s risk management activities on revenues.

	$ millions		Per-Unit
Three months ended March 31,	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(56)	$-	$(7.55)	$ 0.05
NGLs ($/bbl) (1)	(21)	(1)	$(3.77)	$ (0.42)
Natural Gas ($/Mcf)	44	(25)	$0.46	$ (0.22)
Other (2)	1	2	$-	$ -
Total ($/BOE)	(32)	(24)	$(1.13)	$ (0.91)

Unrealized Gains (Losses) on Risk Management	68	362
Total Gains (Losses) on Risk Management, Net	$36	$338
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

	Three months ended March 31,
($ millions)	2018	2017

Market Optimization	$301	$186

Three months ended March 31, 2018 versus March 31, 2017

Market Optimization revenues increased $115 million compared to the first quarter of 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($168 million), partially offset by lower natural gas commodity prices ($53 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Further information on The Bow office sublease can be found in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions		$/BOE
Three months ended March 31,	2018	2017	2018	2017
Canadian Operations	$4	$5	$0.23	$0.30
USA Operations	25	24	$2.12	$1.84
Total	$29	$29	$0.99	$1.01

Three months ended March 31, 2018 versus March 31, 2017

Production, mineral and other taxes were flat compared to the first quarter of 2017 primarily due to:

•	Higher oil prices and production volumes in Permian ($7 million);

partially offset by:

•	Asset sales ($6 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

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

	$ millions		$/BOE
Three months ended March 31,	2018	2017	2018	2017

Canadian Operations	$190	$132	$10.87	$8.56
USA Operations	27	59	$2.26	$4.44
Upstream Transportation and Processing	217	191	$7.42	$6.67

Market Optimization	32	21
Corporate and Other	-	-
Total	$249	$212

Three months ended March 31, 2018 versus March 31, 2017

Transportation and processing expense increased $37 million compared to the first quarter of 2017 primarily due to:

•

Higher downstream processing and transportation costs mainly in Montney and Duvernay due to Encana’s focus on liquids rich wells in the plays and costs relating to the diversification of the Company’s downstream markets ($39 million), higher volumes and gathering and processing fees in Montney ($28 million), higher volumes in Permian ($6 million) and the higher U.S./Canadian dollar exchange rate ($6 million);

partially offset by:

•	Asset sales ($30 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and lower activity in Other Upstream Operations ($10 million).

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	$ millions		$/BOE
Three months ended March 31,	2018	2017	2018	2017
Canadian Operations	$29	$31	$1.59	$1.91
USA Operations	74	87	$6.28	$6.43
Upstream Operating Expense (1)	103	118	$3.47	$3.99
Market Optimization	4	9
Corporate and Other	4	5
Total	$111	$132

(1)	Upstream Operating Expense per BOE for the first quarter of 2018 includes a recovery of long-term incentive costs of $0.13/BOE (2017 - long-term incentive costs of $0.17/BOE).

Three months ended March 31, 2018 versus March 31, 2017

Operating expense decreased $21 million compared to the first quarter of 2017 primarily due to:

•

Asset sales ($24 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017, and a recovery of long-term incentive costs resulting from the decrease in Encana’s share price in the first quarter of 2018 ($14 million). Further information on Encana’s long-term incentives can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

partially offset by:

•	Higher activity in Permian and Montney ($12 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

	Three months ended March 31,
($ millions)	2018	2017
Market Optimization	$273	$171

Three months ended March 31, 2018 versus March 31, 2017

Purchased product expense increased $102 million compared to the first quarter of 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($163 million), partially offset by lower natural gas commodity prices ($61 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Additional information can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2017 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	$ millions		$/BOE
Three months ended March 31,	2018	2017	2018	2017

Canadian Operations	$77	$64	$4.39	$4.11
USA Operations	185	106	$15.84	$8.09
Upstream DD&A	262	170	$8.98	$5.93

Corporate and Other	13	17
Total	$275	$187

Three months ended March 31, 2018 versus March 31, 2017

DD&A increased $88 million compared to the first quarter of 2017 primarily due to:

•	Higher depletion rates primarily in the USA Operations ($91 million).

The depletion rate increased $3.05 per BOE compared to the first quarter of 2017 primarily due to:

•	Lower reserve volumes from the sale of the Piceance natural gas assets in the third quarter of 2017.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology and long-term incentive costs.

	Three months ended March 31,
	2018	2017

Administrative ($ millions)	$31	$ 58
Administrative ($/BOE) (1)	$1.08	$ 2.04
(1) Administrative expense per BOE for the first quarter of 2018 includes a recovery of long-term incentive costs of $0.41/BOE (2017 - long-term incentive costs of $0.54/BOE).

Three months ended March 31, 2018 versus March 31, 2017

Administrative expense in the first quarter of 2018 decreased $27 million compared to the first quarter of 2017 primarily due to a recovery of long-term incentive costs resulting from the decrease in Encana’s share price ($27 million).

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2018	2017

Interest	$92	$88
Foreign exchange (gain) loss, net	91	(26)
(Gain) loss on divestitures, net	(3)	1
Other (gains) losses, net	(3)	(8)
Total Other (Income) Expenses	$177	$55

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Further details on changes in foreign exchange gains or losses can be found in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Item 3 of this Quarterly Report on Form 10-Q.

In the first quarter of 2018, Encana recorded a net foreign exchange loss compared to a net gain in 2017 ($117 million). The change was primarily due to unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2017 ($155 million) and higher unrealized foreign exchange losses on the translation of intercompany notes ($18 million), partially offset by foreign exchange gains on the settlement of intercompany notes compared to losses in 2017 ($52 million).

Income Tax

	Three months ended March 31,
($ millions)	2018	2017

Current Income Tax Expense (Recovery)	$3	$(39)
Deferred Income Tax Expense (Recovery)	6	42
Income Tax Expense (Recovery)	$9	$3

Effective Tax Rate	5.6%	0.7%

Income Tax Expense

Three months ended March 31, 2018 versus March 31, 2017

Current income tax in the first quarter of 2018 was an expense of $3 million compared to a recovery of $39 million in 2017. The current income tax recovery in 2017 resulted from the successful resolution of certain tax items previously assessed by the taxing authorities relating to prior taxation years.

Deferred income tax in the first quarter of 2018 was $36 million lower than 2017 primarily due to:

•	Lower net earnings before income tax in 2018 compared to 2017; and

•

A reduction in the U.S. federal corporate tax rate to 21 percent from 35 percent resulting from U.S. Tax Reform as enacted on December 22, 2017. Additional information on U.S. Tax Reform can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K.

There has been no change in the first quarter of 2018 to the provisional tax adjustment recognized in December 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes including U.S. Tax Reform, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. The Company’s effective tax rate was 5.6 percent for the first quarter of 2018, which is lower than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings as well as the items discussed above.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations or to manage its capital structure as discussed below. At March 31, 2018, $303 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at March 31,
($ millions, except as indicated)	2018	2017

Cash and Cash Equivalents	$433	$ 523
Available Credit Facility – Encana (1)	2,500	3,000
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	4,433	5,023

Long-Term Debt	4,198	4,198
Total Shareholders’ Equity	6,776	6,525

Debt to Capitalization (%) (2)	38	39
Debt to Adjusted Capitalization (%) (3)	22	23

(1)   Collectively, the “Credit Facilities”.

(2)   Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.

(3)   A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

In the first quarter of 2018, the Company amended the capacity of its Encana Credit Facility from $3.0 billion to $2.5 billion and extended the maturity for both Credit Facilities to July 2022.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 12 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K.

Sources and Uses of Cash

In the first quarter of 2018, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2018	2017
Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$381	$106
Proceeds from divestitures	Investing	19	3
Other	Investing	-	55
		400	164

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	508	399
Acquisitions	Investing	2	46
Purchase of common shares	Financing	111	-
Dividends on common shares	Financing	15	15
Other	Investing/Financing	47	16
		683	476
Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		(3)	1
Increase (Decrease) in Cash and Cash Equivalents		$(286)	$(311)

Operating Activities

Cash from operating activities in the first quarter of 2018 was $381 million and was primarily a reflection of recovering commodity prices, the Company’s efforts in maintaining cost efficiencies achieved in previous years, changes in production volumes and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2018 was $400 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2018 versus March 31, 2017

Net cash from operating activities in the first quarter of 2018 increased $275 million compared to the first quarter of 2017 primarily due to:

•	Changes in non-cash working capital ($152 million), higher realized commodity prices ($129 million) and higher production volumes ($79 million).

partially offset by:

•	A current tax expense in the first quarter of 2018 compared to a recovery in 2017 ($42 million), and higher transportation and processing expense ($37 million).

Investing Activities

Cash used in investing activities in the first quarter of 2018 was $516 million primarily due to capital expenditures. Capital expenditures totaled $508 million, which increased $109 million compared to the first quarter of 2017 due to an increase in Encana’s capital program for 2018. This increase was primarily in Montney ($94 million) and Permian ($41 million). Capital expenditures exceeded cash from operating activities by $127 million and the difference was funded using cash on hand.

Divestitures in the first quarter of 2018 and 2017 were $19 million and $3 million, respectively, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Acquisitions in the first quarter of 2018 and 2017 were $2 million and $46 million, respectively, which primarily included land purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3 and 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On April 2, 2018, Encana announced an agreement with Keyera Partnership, a subsidiary of Keyera Corp., to sell the Company’s Pipestone liquids hub in Alberta. In conjunction with the sale, Keyera will own and construct a natural gas processing facility and provide Encana with processing services under a competitive fee-for-service arrangement in support of the Company’s liquids growth plans in Montney. The effective date of the agreement is March 1, 2018.

Financing Activities

Net cash used in financing activities in the first quarter of 2018 increased $117 million compared to the first quarter of 2017. The change was primarily due to the purchase of common shares under a NCIB in the first quarter of 2018 ($111 million) as discussed below.

Encana’s long-term debt totaled $4,198 million at March 31, 2018 and $4,197 million at December 31, 2017. There was no current portion outstanding at March 31, 2018 or December 31, 2017. Encana has no long-term debt maturities until May 2019 and, as at March 31, 2018, over 73 percent of the Company’s debt is not due until 2030 and beyond.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At March 31, 2018, Encana had no outstanding balance under the Credit Facilities.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2018	2017

Dividend Payments	$15	$15
Dividend Payments ($/share)	$0.015	$0.015

On April 30, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on June 29, 2018 to common shareholders of record as of June 15, 2018.

Normal Course Issuer Bid

On February 26, 2018, Encana received approval from the TSX to commence a NCIB that enables the Company to purchase, for cancellation, up to 35 million common shares over a 12-month period from February 28, 2018 to February 27, 2019. The number of shares authorized for purchase represents approximately 3.6 percent of Encana’s issued and outstanding common shares as at February 20, 2018. The Company has authorization from its Board to spend up to $400 million on the NCIB. In the first quarter of 2018, the Company purchased 10 million common shares for total consideration of approximately $111 million. The Company plans to fund the NCIB with cash on hand.

For additional information on NCIB, refer to Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For information on off-balance sheet arrangements and transactions, refer to the Off-Balance Sheet Arrangements section of the MD&A included in Item 7 of the 2017 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Measures

Certain measures in this document do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. These measures may not be comparable to similar measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. These measures are commonly used in the oil and gas industry and by Encana to provide shareholders and potential investors with additional information regarding the Company’s liquidity and its ability to generate funds to finance its operations. Non-GAAP measures include: Non-GAAP Cash Flow, Non-GAAP Cash Flow Margin, Debt to Adjusted Capitalization and Net Debt to Adjusted EBITDA. Management’s use of these measures is discussed further below.

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

	Three months ended March 31,
($ millions, except as indicated)	2018	2017

Cash From (Used in) Operating Activities	$381	$106
(Add back) deduct:
Net change in other assets and liabilities	(11)	(12)
Net change in non-cash working capital	(8)	(160)
Current tax on sale of assets	-	-
Non-GAAP Cash Flow	$400	$278
Production Volumes (MMBOE)	29.2	28.6
Non-GAAP Cash Flow Margin ($/BOE) (1)	$13.70	$9.72

(1)	Non-GAAP Cash Flow Margin was previously presented as Corporate Margin.

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

($ millions, except as indicated)	March 31, 2018	December 31, 2017

Debt	$ 4,198	$ 4,197
Total Shareholders’ Equity	6,776	6,728
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$ 18,720	$ 18,671
Debt to Adjusted Capitalization	22%	22%

Net Debt to Adjusted EBITDA

Net Debt to Adjusted EBITDA is a non-GAAP measure whereby Net Debt is defined as long-term debt, including the current portion, less cash and cash equivalents and Adjusted EBITDA is defined as trailing 12-month net earnings (loss) before income taxes, DD&A, impairments, accretion of asset retirement obligation, interest, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes this measure is useful to the Company and its investors as a measure of financial leverage, the Company’s ability to service its debt and other financial obligations, and as a measure considered comparable to other companies in the industry. This measure is used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	March 31, 2018	December 31, 2017

Long-Term Debt, including current portion	$ 4,198	$ 4,197
Less:
Cash and cash equivalents	433	719
Net Debt	3,765	3,478

Net Earnings (Loss)	547	827
Add back (deduct):
Depreciation, depletion and amortization	921	833
Impairments	-	-
Accretion of asset retirement obligation	34	37
Interest	367	363
Unrealized (gains) losses on risk management	(148)	(442)
Foreign exchange (gain) loss, net	(162)	(279)
(Gain) loss on divestitures, net	(408)	(404)
Other (gains) losses, net	(37)	(42)
Income tax expense (recovery)	609	603
Adjusted EBITDA	$ 1,723	$ 1,496
Net Debt to Adjusted EBITDA (times)	2.2	2.3

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable as discussed in Item 1A. “Risk Factors” of the 2017 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	March 31, 2018
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(303)	$293
Natural gas price	24	(31)

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results in the first quarter of 2018 compared to the same period in 2017.

	$ millions	$/BOE

Increase (Decrease) in:

Capital Investment	$4

Transportation and Processing Expense (1)	6	$0.21

Operating Expense (1)	1	0.05

Administrative Expense	2	0.06

Depreciation, Depletion and Amortization (1)	3	0.10
(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2018, Encana has entered into $538 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018.

As at March 31, 2018, Encana had $4.2 billion in U.S. dollar long-term debt and $296 million in U.S. dollar capital leases issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2018
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(394)	$482

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

As at March 31, 2018, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Encana’s internal control over financial reporting during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2017 Annual Report on Form 10-K and Note 21 of Encana’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in the 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 26, 2018, Encana announced it had received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a normal course issuer bid (“NCIB”) over a 12-month period from February 28, 2018 to February 27, 2019.

During the three months ended March 31, 2018, the Company purchased 10 million common shares for total consideration of approximately $111 million at a weighted average price of $11.11. The following table presents the common shares purchased during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1 to January 31, 2018	-	$-	-	-
February 1 to February 28, 2018	-	-	-	35,000,000
March 1 to March 31, 2018	10,000,000	11.11	10,000,000	25,000,000

Total	10,000,000	$11.11	10,000,000	25,000,000

(1) Includes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1	First Amending Agreement dated as of March 28, 2018, among Encana Corporation as borrower, the financial institutions party thereto as lenders and Royal Bank of Canada as agent (incorporated by reference to Exhibit 10.1 to Encana’s Current Report on Form 8-K filed on March 29, 2018, SEC File No. 001-15226).
10.2	Successor Agent Agreement and Amendment No. 4 to the Credit Agreement dated as of March 28, 2018, among Alenco Inc. as borrower, the banks, financial institutions and other institutional lenders thereto as lenders, JPMorgan Chase Bank, N.A., in its capacity as successor administrative agent, and Citibank, N.A., in its capacity as existing administrative agent (incorporated by reference to Exhibit 10.2 to Encana’s Current Report on Form 8-K filed on March 29, 2018, SEC File No. 001-15226).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCANA CORPORATION

By:	/s/ Sherri A. Brillon

	Name:	Sherri A. Brillon
	Title:	Executive Vice-President & Chief Financial Officer

Dated: May 3, 2018