Form 10-Q
period 2018-06-30
ENCANA CORP
filed 2018-08-02
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No  [X]

Number of registrant’s common shares outstanding as of July 27, 2018	956,344,576

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

“NCIB” means normal course issuer bid.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American resource play company; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected timing for construction of facilities and costs thereof; expansion of future midstream services; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the Company’s NCIB program, including amounts and number of shares to be acquired, anticipated timeframe, method and location of purchases, and source of funding thereof; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and five-year plan; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: ability to generate sufficient cash flow to meet obligations; commodity price volatility; ability to secure adequate transportation and potential pipeline curtailments; variability and discretion of Encana’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; counterparty and credit risk; impact of a downgrade in credit rating and its impact on access to sources of liquidity; fluctuations in currency and interest rates; risks inherent in the Company’s corporate guidance; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described herein and in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Annual Report on Form 10-K”) and risks and uncertainties impacting Encana's business as described from time to time in the Company's other periodic filings with the SEC.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2018	2017 (1)	2018	2017 (1)

Revenues	(Notes 3, 4)
Product and service revenues		$1,277	$937	$2,537	$1,871
Gains (losses) on risk management, net	(Note 19)	(312)	129	(276)	467
Sublease revenues		18	17	35	34
Total Revenues		983	1,083	2,296	2,372
Operating Expenses	(Note 3)
Production, mineral and other taxes		35	24	64	53
Transportation and processing	(Note 19)	272	206	521	418
Operating	(Notes 16, 17)	137	113	248	245
Purchased product		248	192	521	363
Depreciation, depletion and amortization		300	193	575	380
Accretion of asset retirement obligation	(Note 12)	8	10	16	21
Administrative	(Notes 16, 17)	99	24	130	82
Total Operating Expenses		1,099	762	2,075	1,562
Operating Income (Loss)		(116)	321	221	810
Other (Income) Expenses
Interest	(Note 5)	81	79	173	167
Foreign exchange (gain) loss, net	(Notes 6, 19)	25	(58)	116	(84)
(Gain) loss on divestitures, net		(1)	-	(4)	1
Other (gains) losses, net	(Note 17)	-	(27)	(3)	(35)
Total Other (Income) Expenses		105	(6)	282	49
Net Earnings (Loss) Before Income Tax		(221)	327	(61)	761
Income tax expense (recovery)	(Note 7)	(70)	(4)	(61)	(1)
Net Earnings (Loss)		$(151)	$331	$-	$762
Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 13)	$(0.16)	$0.34	$-	$0.78
Dividends Declared per Common Share	(Note 13)	$0.015	$0.015	$0.03	$0.03
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 13)	960.0	973.0	965.7	973.0
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2018	2017	2018	2017

Net Earnings (Loss)		$(151)	$331	$-	$762
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	(25)	(59)	(1)	(75)
Pension and other post-employment benefit plans	(Notes 14, 17)	-	-	(1)	(1)
Other Comprehensive Income (Loss)		(25)	(59)	(2)	(76)
Comprehensive Income (Loss)		$(176)	$272	$(2)	$686

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2018	2017

Assets
Current Assets
Cash and cash equivalents		$336	$719
Accounts receivable and accrued revenues		813	774
Risk management	(Notes 18, 19)	174	205
Income tax receivable		535	573
		1,858	2,271
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		40,940	40,228
Unproved properties		4,108	4,480
Other		2,199	2,302
Property, plant and equipment		47,247	47,010
Less: Accumulated depreciation, depletion and amortization		(37,929)	(38,056)
Property, plant and equipment, net	(Note 3)	9,318	8,954
Other Assets		176	144
Risk Management	(Notes 18, 19)	185	246
Deferred Income Taxes		1,015	1,043
Goodwill	(Note 3)	2,576	2,609
	(Note 3)	$15,128	$15,267

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,632	$1,415
Income tax payable		4	7
Risk management	(Notes 18, 19)	401	236
Current portion of long-term debt	(Note 10)	500	-
		2,537	1,658
Long-Term Debt	(Note 10)	3,698	4,197
Other Liabilities and Provisions	(Note 11)	1,901	2,167
Risk Management	(Notes 18, 19)	43	13
Asset Retirement Obligation	(Note 12)	420	470
Deferred Income Taxes		32	34
		8,631	8,539
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized unlimited common shares
2018 issued and outstanding: 956.3 million shares (2017: 973.1 million shares)	(Note 13)	4,674	4,757
Paid in surplus		1,358	1,358
Accumulated deficit		(575)	(429)
Accumulated other comprehensive income	(Note 14)	1,040	1,042
Total Shareholders’ Equity		6,497	6,728
		$15,128	$15,267

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	-	-	-
Dividends on Common Shares	(Note 13)	-	-	(29)	-	(29)
Common Shares Purchased under Normal Course Issuer Bid	(Note 13)	(83)	-	(117)	-	(200)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(2)	(2)
Balance, June 30, 2018		$4,674	$1,358	$(575)	$1,040	$6,497

Six Months Ended June 30, 2017 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126
Net Earnings (Loss)		-	-	762	-	762
Dividends on Common Shares	(Note 13)	-	-	(29)	-	(29)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(76)	(76)
Balance, June 30, 2017		$4,756	$1,358	$(465)	$1,134	$6,783

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2018	2017	2018	2017

Operating Activities
Net earnings (loss)		$(151)	$331	$-	$762
Depreciation, depletion and amortization		300	193	575	380
Accretion of asset retirement obligation	(Note 12)	8	10	16	21
Deferred income taxes	(Note 7)	(6)	14	-	56
Unrealized (gain) loss on risk management	(Note 19)	326	(110)	258	(472)
Unrealized foreign exchange (gain) loss	(Note 6)	29	(63)	179	(99)
Foreign exchange on settlements	(Note 6)	4	7	(46)	9
(Gain) loss on divestitures, net		(1)	-	(4)	1
Other		77	(31)	8	(29)
Net change in other assets and liabilities		(5)	(4)	(16)	(16)
Net change in non-cash working capital	(Note 20)	(106)	(129)	(114)	(289)
Cash From (Used in) Operating Activities		475	218	856	324
Investing Activities
Capital expenditures	(Note 3)	(595)	(415)	(1,103)	(814)
Acquisitions	(Note 8)	-	(2)	(2)	(48)
Proceeds from divestitures	(Note 8)	46	82	65	85
Net change in investments and other		105	24	80	79
Cash From (Used in) Investing Activities		(444)	(311)	(960)	(698)
Financing Activities
Purchase of common shares	(Note 13)	(89)	-	(200)	-
Dividends on common shares	(Note 13)	(14)	(14)	(29)	(29)
Capital lease payments and other financing arrangements	(Note 11)	(23)	(24)	(45)	(40)
Cash From (Used in) Financing Activities		(126)	(38)	(274)	(69)
Foreign Exchange Gain (Loss) on Cash and Cash
Equivalents Held in Foreign Currency		(2)	3	(5)	4
Increase (Decrease) in Cash and Cash Equivalents		(97)	(128)	(383)	(439)
Cash and Cash Equivalents, Beginning of Period		433	523	719	834
Cash and Cash Equivalents, End of Period		$336	$395	$336	$395
Cash, End of Period		$24	$112	$24	$112
Cash Equivalents, End of Period		312	283	312	283
Cash and Cash Equivalents, End of Period		$336	$395	$336	$395

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

These unaudited interim Condensed Consolidated Financial Statements reflect, in the opinion of Management, all normal and recurring adjustments, with the exception of an out-of-period adjustment for the three and six months ended June 30, 2017 as described in Note 6, which are necessary to present fairly the financial position and results of the Company as at and for the periods presented. Interim condensed consolidated financial results are not necessarily indicative of consolidated financial results expected for the fiscal year.

. Recent Accounting Pronouncements

2.	Recent Accounting Pronouncements

Changes in Accounting Policies and Practices

On January 1, 2018, Encana adopted the following ASUs issued by the FASB, which have not had a material impact on the Company's interim Condensed Consolidated Financial Statements:

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

New Standards Issued Not Yet Adopted

As of January 1, 2019, Encana will be required to adopt ASU 2016-02, “Leases” under Topic 842, which will replace Topic 840 “Leases”. The new standard will require lessees to recognize right-of-use assets and related lease liabilities for all leases, including leases classified as operating leases, on the Consolidated Balance Sheet. The dual classification model was retained for the purpose of subsequent measurement and presentation of leases in the Consolidated Statement of Earnings and Consolidated Statement of Cash Flows. Topic 842 also expands disclosures related to the amount, timing and uncertainty of cash flows arising from leases. The standard will be applied using a modified retrospective approach and provides for certain practical expedients at the date of adoption. In January 2018, FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, which permits entities to elect an optional transition practical expedient for land easements that were not previously accounted for as leases under Topic 840. The expedient provides prospective application of Topic 842 to all new or modified land easements upon adoption of the new standard. Encana intends to elect this transitional practical expedient. Topic 842 also allows a short-term lease exemption which does not require a right-of-use asset and lease liability to be recognized on the Consolidated Balance Sheet when the lease term is 12 months or less, including any renewal periods which are reasonably certain to be exercised. Encana intends to elect the short-term lease exemption.

Encana continues to review and analyze contracts, identify its portfolio of leased assets, gather the necessary terms and data elements, as well as identify the processes and controls required to support the accounting for leases and related disclosures.   The Company is in the process of implementing a lease software system which will facilitate the measurement and required disclosures for operating leases. The Company anticipates the software implementation to be complete by the end of 2018. Although Encana is not able to reasonably estimate the financial impact of Topic 842 at this time, the Company anticipates there will be an increase in right of use assets and lease liabilities on the Consolidated Financial Statements.

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2018	2017 (1)	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$379	$265	$607	$468	$291	$204
Gains (losses) on risk management, net	73	2	(57)	17	(2)	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	452	267	550	485	289	204

Operating Expenses
Production, mineral and other taxes	4	5	31	19	-	-
Transportation and processing	207	133	31	51	34	22
Operating	35	22	84	84	13	3
Purchased product	-	-	-	-	248	192
Depreciation, depletion and amortization	85	53	202	123	1	-
Total Operating Expenses	331	213	348	277	296	217
Operating Income (Loss)	$121	$54	$202	$208	$(7)	$(13)

	Corporate & Other		Consolidated
	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$-	$-	$1,277	$937
Gains (losses) on risk management, net	(326)	110	(312)	129
Sublease revenues	18	17	18	17
Total Revenues	(308)	127	983	1,083

Operating Expenses
Production, mineral and other taxes	-	-	35	24
Transportation and processing	-	-	272	206
Operating	5	4	137	113
Purchased product	-	-	248	192
Depreciation, depletion and amortization	12	17	300	193
Accretion of asset retirement obligation	8	10	8	10
Administrative	99	24	99	24
Total Operating Expenses	124	55	1,099	762
Operating Income (Loss)	$(432)	$72	(116)	321

Other (Income) Expenses
Interest			81	79
Foreign exchange (gain) loss, net			25	(58)
(Gain) loss on divestitures, net			(1)	-
Other (gains) losses, net			-	(27)
Total Other (Income) Expenses			105	(6)
Net Earnings (Loss) Before Income Tax			(221)	327
Income tax expense (recovery)			(70)	(4)
Net Earnings (Loss)			$(151)	$331
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2018	2017 (1)	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$783	$566	$1,162	$915	$592	$390
Gains (losses) on risk management, net	85	(19)	(101)	14	(2)	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	868	547	1,061	929	590	390

Operating Expenses
Production, mineral and other taxes	8	10	56	43	-	-
Transportation and processing	397	265	58	110	66	43
Operating	64	53	158	171	17	12
Purchased product	-	-	-	-	521	363
Depreciation, depletion and amortization	162	117	387	229	1	-
Total Operating Expenses	631	445	659	553	605	418
Operating Income (Loss)	$237	$102	$402	$376	$(15)	$(28)

	Corporate & Other		Consolidated
	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$-	$-	$2,537	$1,871
Gains (losses) on risk management, net	(258)	472	(276)	467
Sublease revenues	35	34	35	34
Total Revenues	(223)	506	2,296	2,372

Operating Expenses
Production, mineral and other taxes	-	-	64	53
Transportation and processing	-	-	521	418
Operating	9	9	248	245
Purchased product	-	-	521	363
Depreciation, depletion and amortization	25	34	575	380
Accretion of asset retirement obligation	16	21	16	21
Administrative	130	82	130	82
Total Operating Expenses	180	146	2,075	1,562
Operating Income (Loss)	$(403)	$360	221	810

Other (Income) Expenses
Interest			173	167
Foreign exchange (gain) loss, net			116	(84)
(Gain) loss on divestitures, net			(4)	1
Other (gains) losses, net			(3)	(35)
Total Other (Income) Expenses			282	49
Net Earnings (Loss) Before Income Tax			(61)	761
Income tax expense (recovery)			(61)	(1)
Net Earnings (Loss)			$-	$762
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2018	2017	2018	2017	2018	2017

Revenues	$1,359	$951	$(1,070)	$(747)	$289	$204

Operating Expenses
Transportation and processing	109	61	(75)	(39)	34	22
Operating	13	3	-	-	13	3
Purchased product	1,243	900	(995)	(708)	248	192
Depreciation, depletion and amortization	1	-	-	-	1	-
Operating Income (Loss)	$(7)	$(13)	$-	$-	$(7)	$(13)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2018	2017	2018	2017	2018	2017

Revenues	$2,690	$1,907	$(2,100)	$(1,517)	$590	$390

Operating Expenses
Transportation and processing	215	125	(149)	(82)	66	43
Operating	17	12	-	-	17	12
Purchased product	2,472	1,798	(1,951)	(1,435)	521	363
Depreciation, depletion and amortization	1	-	-	-	1	-
Operating Income (Loss)	$(15)	$(28)	$-	$-	$(15)	$(28)

Capital Expenditures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Canadian Operations	$211	$81	$379	$169
USA Operations	382	333	720	644
Corporate & Other	2	1	4	1
	$595	$415	$1,103	$814

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017

Canadian Operations	$663	$696	$981	$862	$1,970	$1,908
USA Operations	1,913	1,913	6,889	6,555	9,596	9,301
Market Optimization	-	-	1	2	211	152
Corporate & Other	-	-	1,447	1,535	3,351	3,906
	$2,576	$2,609	$9,318	$8,954	$15,128	$15,267

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues (For the three months ended June 30)

	Canadian Operations		USA Operations		Market Optimization
	2018	2017	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$2	$1	$516	$324	$28	$51
NGLs	216	98	71	38	3	-
Natural gas	164	169	29	103	246	149
Service revenues
Gathering and processing	2	-	-	4	-	-
Product and Service Revenues	384	268	616	469	277	200

Other Revenues
Gains (losses) on risk management, net (2)	73	2	(57)	17	(2)	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	73	2	(57)	17	(2)	-
Total Revenues	$457	$270	$559	$486	$275	$200

	Corporate & Other		Consolidated
	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$546	$376
NGLs	-	-	290	136
Natural gas	-	-	439	421
Service revenues
Gathering and processing	-	-	2	4
Product and Service Revenues	-	-	1,277	937

Other Revenues
Gains (losses) on risk management, net (2)	(326)	110	(312)	129
Sublease revenues	18	17	18	17
Other Revenues	(308)	127	(294)	146
Total Revenues	$(308)	$127	$983	$1,083

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains/(losses) on risk management. Corporate & Other includes unrealized gains/(losses) on risk management.

Revenues (For the six months ended June 30)

	Canadian Operations		USA Operations		Market Optimization
	2018	2017	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$5	$3	$989	$625	$50	$88
NGLs	396	193	123	78	5	12
Natural gas	385	372	61	210	519	276
Service revenues
Gathering and processing	4	4	-	10	-	-
Product and Service Revenues	790	572	1,173	923	574	376

Other Revenues
Gains (losses) on risk management, net (2)	85	(19)	(101)	14	(2)	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	85	(19)	(101)	14	(2)	-
Total Revenues	$875	$553	$1,072	$937	$572	$376

	Corporate & Other		Consolidated
	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,044	$716
NGLs	-	-	524	283
Natural gas	-	-	965	858
Service revenues
Gathering and processing	-	-	4	14
Product and Service Revenues	-	-	2,537	1,871

Other Revenues
Gains (losses) on risk management, net (2)	(258)	472	(276)	467
Sublease revenues	35	34	35	34
Other Revenues	(223)	506	(241)	501
Total Revenues	$(223)	$506	$2,296	$2,372

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains/(losses) on risk management. Corporate & Other includes unrealized gains/(losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at June 30, 2018, receivables and accrued revenues from contracts with customers were $715 million ($676 million as at December 31, 2017).

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

As at June 30, 2018, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered.

Performance obligations arising from arrangements to gather and process natural gas on behalf of third parties are typically satisfied over time as the service is provided to the customer. Payment from the customer is due when the customer receives the benefit of the service and the product is delivered to the custody point or plant tailgate. The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2018.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Interest Expense on:
Debt	$67	$67	$133	$133
The Bow office building	16	15	32	31
Capital leases	4	5	9	10
Other	(6)	(8)	(1)	(7)
	$81	$79	$173	$167

For the three and six months ended June 30, 2018, other includes $11 million of interest recovered due to the resolution of certain tax items relating to prior taxation years (2017 - $13 million and $17 million, respectively).

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$90	$(45)	$212	$(78)
Translation of U.S. dollar risk management contracts issued from Canada	1	(28)	10	(32)
Translation of intercompany notes	(62)	10	(43)	11
	29	(63)	179	(99)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	1	7	1	7
U.S. dollar risk management contracts issued from Canada	(3)	2	(10)	1
Intercompany notes	3	-	(47)	2
Other Monetary Revaluations	(5)	(4)	(7)	5
	$25	$(58)	$116	$(84)

The unrealized foreign exchange (gain) loss on translation of U.S. dollar financing debt issued from Canada for the three and six months ended June 30, 2017 disclosed in the table above included an out-of-period adjustment in respect of unrealized losses on a foreign-denominated capital lease obligation since December 2013. The cumulative impact recognized within foreign exchange (gain) loss in the Company’s Condensed Consolidated Statement of Earnings for the three and six months ended June 30, 2017 was $68 million, before tax ($47 million, after tax). Encana determined that the adjustment was not material to the Condensed Consolidated Financial Statements for the period ended June 30, 2017 or any prior periods.

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Current Tax
Canada	$(66)	$(20)	$(66)	$(62)
United States	1	1	2	1
Other Countries	1	1	3	4
Total Current Tax Expense (Recovery)	(64)	(18)	(61)	(57)

Deferred Tax
Canada	(25)	2	(28)	20
United States	3	6	7	21
Other Countries	16	6	21	15
Total Deferred Tax Expense (Recovery)	(6)	14	-	56
Income Tax Expense (Recovery)	$(70)	$(4)	$(61)	$(1)
Effective Tax Rate	31.7%	(1.2%)	100.0%	(0.1%)

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

During the three and six months ended June 30, 2018, the current income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years. During the three and six months ended June 30, 2017, the current income tax recovery was primarily due to the successful resolution of certain tax items previously assessed by the taxing authorities relating to prior taxation years.

The effective tax rate of 100 percent for the six months ended June 30, 2018 is higher than the Canadian statutory rate of 27 percent primarily due to the current year items discussed above. The effective tax rate of (0.1) percent for the six months ended June 30, 2017 is lower than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings as well as the items discussed above.

During the six months ended June 30, 2018, there was no change to the provisional tax adjustment recognized in 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform. The provisional amount recognized may change due to additional regulatory guidance that may be issued, and from additional analysis or changes in interpretation and assumptions of the U.S. Tax Reform made by the Company.

8.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Acquisitions
Canadian Operations	$-	$-	$2	$31
USA Operations	-	2	-	17
Total Acquisitions	-	2	2	48

Divestitures
Canadian Operations	(44)	(3)	(57)	(6)
USA Operations	(2)	(79)	(8)	(79)
Total Divestitures	(46)	(82)	(65)	(85)
Net Acquisitions & (Divestitures)	$(46)	$(80)	$(63)	$(37)

Acquisitions

For the six months ended June 30, 2018, acquisitions in the Canadian and USA Operations were $2 million (2017 - $31 million) and nil (2017 - $17 million), respectively, which primarily included land purchases with oil and liquids rich potential.

Divestitures

For the six months ended June 30, 2018, divestitures in the Canadian Operations were $57 million, which primarily included the sale of the Pipestone midstream assets located in Alberta. During the six months ended June 30, 2017, divestitures in the Canadian Operations were $6 million, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

For the six months ended June 30, 2018, divestitures in the USA Operations were $8 million, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets. During the six months ended June 30, 2017, divestitures in the USA Operations were $79 million, which primarily included the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana.

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools.

9.	Property, Plant and Equipment, Net

	As at June 30, 2018			As at December 31, 2017
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,246	$(13,540)	$706	$14,555	$(14,047)	$508
Unproved properties	243	-	243	311	-	311
Other	32	-	32	43	-	43
	14,521	(13,540)	981	14,909	(14,047)	862

USA Operations
Proved properties	26,635	(23,627)	3,008	25,610	(23,240)	2,370
Unproved properties	3,865	-	3,865	4,169	-	4,169
Other	16	-	16	16	-	16
	30,516	(23,627)	6,889	29,795	(23,240)	6,555

Market Optimization	7	(6)	1	7	(5)	2
Corporate & Other	2,203	(756)	1,447	2,299	(764)	1,535
	$47,247	$(37,929)	$9,318	$47,010	$(38,056)	$8,954

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $109 million, which have been capitalized during the six months ended June 30, 2018 (2017 - $77 million). Included in Corporate and Other are $59 million ($63 million as at December 31, 2017) of international property costs, which have been fully impaired.

Capital Lease Arrangements

The Company has several lease arrangements that are accounted for as capital leases including an office building and an offshore production platform.

As at June 30, 2018, the total carrying value of assets under capital lease was $44 million ($46 million as at December 31, 2017), net of accumulated amortization of $664 million ($684 million as at December 31, 2017). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 11.

Other Arrangement

As at June 30, 2018, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,185 million ($1,255 million as at December 31, 2017) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25‑year term, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 11.

10.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2018	2017

U.S. Dollar Denominated Debt
U.S. Unsecured Notes:
6.50% due May 15, 2019	$500	$500
3.90% due November 15, 2021	600	600
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	4,211	4,211

Increase in Value of Debt Acquired	24	26
Unamortized Debt Discounts and Issuance Costs	(37)	(40)
Current Portion of Long-Term Debt	(500)	-
	$3,698	$4,197

As at June 30, 2018, total long-term debt had a carrying value of $4,198 million and a fair value of $4,792 million (as at December 31, 2017 - carrying value of $4,197 million and a fair value of $5,042 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2018	2017

The Bow Office Building	$1,274	$1,344
Capital Lease Obligations	254	295
Unrecognized Tax Benefits	169	202
Pensions and Other Post-Employment Benefits	118	116
Long-Term Incentive Costs (See Note 16)	52	175
Other Derivative Contracts (See Notes 18, 19)	12	14
Other	22	21
	$1,901	$2,167

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

	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$36	$73	$74	$74	$75	$1,233	$1,565
Less: Amounts Representing Interest	31	61	61	60	59	763	1,035
Present Value of Expected Future
Lease Payments	$5	$12	$13	$14	$16	$470	$530
Sublease Recoveries (undiscounted)	$(18)	$(36)	$(36)	$(36)	$(37)	$(607)	$(770)

Capital Lease Obligations

As described in Note 9, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 15.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.

	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$50	$99	$99	$87	$8	$38	$381
Less: Amounts Representing Interest	9	15	10	4	2	5	45
Present Value of Expected Future Lease Payments	$41	$84	$89	$83	$6	$33	$336

12.	Asset Retirement Obligation

	As at	As at
	June 30,	December 31,
	2018	2017

Asset Retirement Obligation, Beginning of Year	$514	$687
Liabilities Incurred and Acquired	10	11
Liabilities Settled and Divested	(15)	(333)
Change in Estimated Future Cash Outflows	-	88
Accretion Expense	16	37
Foreign Currency Translation	(19)	24
Asset Retirement Obligation, End of Period	$506	$514

Current Portion	$86	$44
Long-Term Portion	420	470
	$506	$514

13.	Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at June 30, 2018		As at December 31, 2017
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.1	$4,757	973.0	$4,756
Common Shares Purchased	(16.8)	(83)	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	956.3	$4,674	973.1	$4,757

During the six months ended June 30, 2018, Encana issued 31,212 common shares totaling $0.4 million under the Company’s dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2017, Encana issued 58,480 common shares totaling $0.6 million under the DRIP.

Dividends

During the three months ended June 30, 2018, Encana paid dividends of $0.015 per common share totaling $14 million (2017 - $0.015 per common share totaling $14 million). During the six months ended June 30, 2018, Encana paid dividends of $0.03 per common share totaling $29 million (2017 - $0.03 per common share totaling $29 million).

For the three and six months ended June 30, 2018, the dividends paid included $0.1 million and $0.4 million, respectively, in common shares issued in lieu of cash dividends under the DRIP (for the three and six months ended June 30, 2017 - $0.1 million and $0.3 million, respectively).

On July 31, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on September 28, 2018 to common shareholders of record as of September 14, 2018.

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

For the six months ended June 30, 2018, the Company purchased approximately 16.8 million common shares for total consideration of approximately $200 million. Of the amount paid, $83 million was charged to share capital and $117 million was charged to accumulated deficit.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2018	2017	2018	2017

Net Earnings (Loss)	$(151)	$331	$-	$762

Number of Common Shares:
Weighted average common shares outstanding - Basic	960.0	973.0	965.7	973.0
Effect of dilutive securities	-	-	-	-
Weighted average common shares outstanding - Diluted	960.0	973.0	965.7	973.0

Net Earnings (Loss) per Common Share
Basic & Diluted	$(0.16)	$0.34	$-	$0.78

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at June 30, 2018 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

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

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,053	$1,184	$1,029	$1,200
Change in Foreign Currency Translation Adjustment	(25)	(59)	(1)	(75)
Balance, End of Period	$1,028	$1,125	$1,028	$1,125

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$12	$9	$13	$10
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 17)	-	-	(1)	(1)
Income Taxes	-	-	-	-
Balance, End of Period	$12	$9	$12	$9
Total Accumulated Other Comprehensive Income	$1,040	$1,134	$1,040	$1,134

15.	Variable Interest Entities

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

As a result of the purchase option and fixed price renewal options, Encana has determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.  Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at June 30, 2018, Encana had a capital lease obligation of $278 million ($314 million as at December 31, 2017) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2018, VMLP provides approximately 1,150 MMcf/d of natural gas gathering and compression and 887 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 13 to 27 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,382 million as at June 30, 2018. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2018, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

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

The following weighted average assumptions were used to determine the fair value of the share units held by employees:

	As at June 30, 2018		As at June 30, 2017
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.84%	1.84%	1.09%	1.09%
Dividend Yield	0.46%	0.45%	0.68%	0.70%
Expected Volatility Rate (1)	57.6%	54.1%	59.17%	54.94%
Expected Term	1.8 yrs	2.0 yrs	1.9 yrs	1.9 yrs
Market Share Price	US$13.05	C$17.17	US$8.80	C$11.41
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total Compensation Costs of Transactions Classified as Cash-Settled	$109	$(41)	$82	$(7)
Less: Total Share-Based Compensation Costs Capitalized	(31)	11	(22)	-
Total Share-Based Compensation Expense (Recovery)	$78	$(30)	$60	$(7)

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$22	$(8)	$16	$-
Administrative	56	(22)	44	(7)
	$78	$(30)	$60	$(7)

As at June 30, 2018, the liability for share-based payment transactions totaled $319 million ($327 million as at December 31, 2017), of which $267 million ($152 million as at December 31, 2017) is recognized in accounts payable and accrued liabilities and $52 million ($175 million as at December 31, 2017) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at June 30, 2018	As at December 31, 2017

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$255	$274
Vested	64	53
	$319	$327

The following units were granted primarily in conjunction with the Company’s February annual long-term incentive award. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Six Months Ended June 30, 2018 (thousands of units)

TSARs	872
SARs	359
PSUs	2,515
DSUs	32
RSUs	5,275

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Net Defined Periodic Benefit Cost	$-	$(1)	$3	$5	$3	$4
Defined Contribution Plan Expense	12	12	-	-	12	12
Total Benefit Plans Expense	$12	$11	$3	$5	$15	$16

Of the total benefit plans expense, $11 million (2017 - $12 million) was included in operating expense and $4 million (2017 - $4 million) was included in administrative expense.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Service Cost	$-	$-	$3	$4	$3	$4
Interest Cost	4	4	1	2	5	6
Expected Return on Plan Assets	(4)	(5)	-	-	(4)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(1)	(1)	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$(1)	$3	$5	$3	$4

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at June 30, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$7	$293	$-	$300	$(129)	$171
Long-term assets	-	198	-	198	(14)	184
Foreign Currency Derivatives:
Current assets	-	3	-	3	-	3
Long-term assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$431	$98	$529	$(129)	$400
Long-term liabilities	-	38	19	57	(14)	43
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	12	-	12	-	12

As at December 31, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$189	$-	$189	$(15)	$174
Long-term assets	-	248	-	248	(2)	246
Foreign Currency Derivatives:
Current assets	-	31	-	31	-	31

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$3	$196	$51	$250	$(15)	$235
Long-term liabilities	-	15	-	15	(2)	13
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	14	-	14	-	14

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at June 30, 2018, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2019. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the six months ended June 30 is presented below:

	Risk Management
	2018	2017

Balance, Beginning of Year	$(51)	$(36)
Total Gains (Losses)	(19)	64
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(47)	3
Transfers Out of Level 3 (1)	-	-
Balance, End of Period	$(117)	$31
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$(93)	$59

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2018	As at December 31, 2017
Risk Management - WTI Options	Option Model	Implied Volatility	24% - 100%	17% - 76%

A 10 percent increase or decrease in implied volatility for the WTI options would cause a corresponding $7 million ($2 million as at December 31, 2017) increase or decrease to net risk management assets and liabilities.

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

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI-based and Mont Belvieu-based contracts such as fixed price contracts, fixed price swaptions, options and costless collars. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, fixed price swaptions and options. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2018, Encana has entered into $358 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018 and $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7581 to C$1, which mature monthly throughout 2019.

Risk Management Positions as at June 30, 2018

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	102.3 Mbbls/d	2018	55.52	$(280)
WTI Fixed Price	35.0 Mbbls/d	2019	60.31	(62)
Propane Fixed Price	9.0 Mbbls/d	2018	39.05	(1)
Butane Fixed Price	7.0 Mbbls/d	2018	43.49	(2)

WTI Fixed Price Swaptions (1)	24.0 Mbbls/d	Q1 - Q2 2019	63.13	(29)

WTI Three-Way Options
Sold call / bought put / sold put	16.0 Mbbls/d	2018	54.49 / 47.17 / 36.88	(46)
Sold call / bought put / sold put	42.0 Mbbls/d	2019	68.38 / 59.11 / 48.21	(47)

WTI Costless Collars
Sold call / bought put	10.0 Mbbls/d	2018	57.08 / 45.00	(24)

Basis Contracts (2)		2018		60
		2019 - 2020		40

Crude Oil and NGLs Fair Value Position				(391)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	1,084 MMcf/d	2018	3.02	14
NYMEX Fixed Price	699 MMcf/d	2019	2.72	(20)

NYMEX Fixed Price Swaptions (3)	300 MMcf/d	Q1 - Q2 2019	2.99	(8)

NYMEX Call Options
Sold call price	230 MMcf/d	2018	3.75	(1)
Sold call price	230 MMcf/d	2019	3.75	(4)
Bought call price	230 MMcf/d	2019	3.75	-
Sold call price	230 MMcf/d	2020	3.25	-

Basis Contracts (4)		2018		77
		2019		127
		2020		94
		2021 - 2023		28

Natural Gas Fair Value Position				307

Net Premiums Received on Unexpired Options				(4)

Other Derivative Contracts
Fair Value Position				(17)

Foreign Currency Contracts
Fair Value Position (5)		2018 - 2019		3
Total Fair Value Position and Net Premiums Received				$(102)

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(2)	Encana has entered into swaps to protect against weakening Midland, Magellan East Houston, Louisiana Light Sweet and Edmonton Condensate differentials to WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(4)	Encana has entered into swaps to protect against weakening AECO, Dawn, Chicago, Malin and Waha basis to NYMEX.
(5)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$14	$19	$(18)	$(5)
Transportation and processing	-	-	-	(4)
Foreign Currency Derivatives:
Foreign exchange	3	(2)	10	(1)
	$17	$17	$(8)	$(10)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(326)	$110	$(258)	$472
Foreign Currency Derivatives:
Foreign exchange	(8)	24	(26)	26
	$(334)	$134	$(284)	$498

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(312)	$129	$(276)	$467
Transportation and processing	-	-	-	(4)
Foreign Currency Derivatives:
Foreign exchange	(5)	22	(16)	25
	$(317)	$151	$(292)	$488

(1)

Includes realized gains of $2 million and $3 million for the three and six months ended June 30, 2018, respectively, (2017 - gains of $1 million and $3 million, respectively) related to other derivative contracts.

(2)

Includes unrealized losses of $1 million and $1 million for the three and six months ended June 30, 2018, respectively, (2017 - losses of $1 million and $1 million, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2018		2017
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$183
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(292)	$(292)	$488
Settlement of Other Derivative Contracts	3
Fair Value of Contracts Realized During the Period	8	8	10
Fair Value of Contracts Outstanding	$(98)	$(284)	$498
Net Premiums Received on Unexpired Options	(4)
Fair Value of Contracts and Net Premiums Received, End of Period	$(102)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2018	2017

Risk Management Assets
Current	$174	$205
Long-term	185	246
	359	451

Risk Management Liabilities
Current	401	236
Long-term	43	13
	444	249

Other Derivative Contracts
Current in accounts payable and accrued liabilities	5	5
Long-term in other liabilities and provisions	12	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(102)	$183

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the New York Stock Exchange and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 18. As at June 30, 2018, the Company had no significant credit derivatives in place and held no collateral.

As at June 30, 2018, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2018, approximately 92 percent (92 percent as at December 31, 2017) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at June 30, 2018, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. As at June 30, 2018, these counterparties accounted for 47 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2017, Encana had three counterparties whose net settlement position accounted for 56 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from three to six years with a fair value recognized of $17 million as at June 30, 2018 ($19 million as at December 31, 2017). The maximum potential amount of undiscounted future payments is $287 million as at June 30, 2018, and is considered unlikely.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating Activities
Accounts receivable and accrued revenues	$(142)	$33	$(144)	$103
Accounts payable and accrued liabilities	47	(37)	40	(171)
Income tax receivable and payable	(11)	(125)	(10)	(221)
	$(106)	$(129)	$(114)	$(289)

B)	Non-Cash Activities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 12)	$5	$3	$10	$6
Property, plant and equipment accruals	72	34	81	78
Capitalized long-term incentives	31	(11)	(5)	-
Property additions/dispositions (swaps)	91	159	140	165
Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 13)	$-	$-	$-	$-

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2018:

	Expected Future Payments
(undiscounted)	2018	2019	2020	2021	2022	Thereafter	Total

Transportation and Processing	$294	$692	$669	$582	$555	$2,516	$5,308
Drilling and Field Services	123	50	24	9	-	-	206
Operating Leases	9	17	16	16	16	50	124
Total	$426	$759	$709	$607	$571	$2,566	$5,638

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2018 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2017, which are included in Items 8 and 7, respectively, of the 2017 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

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

Highlights

During the first six months of 2018, Encana focused on executing its 2018 capital plan, maintaining operational efficiencies achieved in 2017 and minimizing the effect of inflationary costs. Higher revenues in the first six months of 2018 compared to 2017 resulting from higher liquids production volumes and benchmark prices. Liquids production volumes increased by 27 percent compared to 2017. Higher oil and NGL benchmark prices contributed to increases in Encana’s average realized oil and NGL prices of 36 percent and 31 percent, respectively. Encana is also focused on the diversification of the Company’s downstream markets to capture higher realized prices. Encana remains committed to delivering a business model that allows the Company to adapt to fluctuating commodity prices.

Significant Developments

•

Received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019. As of June 30, 2018, the Company has purchased approximately 16.8 million common shares for total consideration of approximately $200 million.

•

Announced an agreement with Keyera Partnership, a subsidiary of Keyera Corp., on April 2, 2018 to sell the Company’s Pipestone liquids hub in Alberta. In conjunction with the sale, Keyera will own and construct a natural gas processing facility and provide Encana with processing services under a competitive fee-for-service arrangement in support of the Company’s liquids growth plans in Montney.

Financial Results

Three months ended June 30, 2018

•	Reported net loss of $151 million, including a net loss on risk management in revenues of $312 million, before tax, and net foreign exchange loss of $25 million, before tax.
•	Recovered current taxes of approximately $64 million and interest of $11 million primarily resulting from the resolution of certain tax items relating to prior taxation years.
•	Generated cash from operating activities of $475 million, Non-GAAP Cash Flow of $586 million and Non-GAAP Cash Flow Margin of $19.09 per BOE, including the tax items noted above.
•	Paid dividends of $0.015 per common share.

Six months ended June 30, 2018

•	Reported net earnings of nil, including a net loss on risk management in revenues of $276 million, before tax, and net foreign exchange loss of $116 million, before tax.
•	Recovered current taxes of approximately $61 million and interest of $11 million primarily resulting from the resolution of certain tax items relating to prior taxation years.
•	Generated cash from operating activities of $856 million, Non-GAAP Cash Flow of $986 million and Non-GAAP Cash Flow Margin of $16.46 per BOE, including the tax items noted above.
•	Paid dividends of $0.03 per common share.
•	Held cash and cash equivalents of $336 million and had available credit facilities of $4.0 billion for total liquidity of $4.3 billion at June 30, 2018.

Capital Investment

•	Directed $420 million, or 71 percent, of total capital spending in Permian and Montney in the second quarter of 2018 and $813 million, or 74 percent, during the first six months of 2018.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2018

•

Produced average oil and NGL volumes of 155.3 Mbbls/d which accounted for 46 percent of total production volumes. Average oil and plant condensate production volumes of 118.3 Mbbls/d were 76 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,095 MMcf/d which accounted for 54 percent of total production volumes.

Six months ended June 30, 2018

•

Produced average oil and NGL volumes of 150.3 Mbbls/d which accounted for 45 percent of total production volumes. Average oil and plant condensate production volumes of 115.7 Mbbls/d were 77 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,085 MMcf/d which accounted for 55 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to other downstream markets to maximize realized commodity prices and revenues through a combination of derivative financial instruments and transportation contracts.
•

Secured pipeline transportation capacity to the Dawn and Houston markets to protect against weakening AECO and Midland differentials to NYMEX and WTI, respectively; maintained access to local markets through existing transportation contracts.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.
•

Incurred higher transportation and processing expense in the second quarter and the first six months of 2018 of $66 million, or 32 percent, and $103 million, or 25 percent, respectively, compared to the same periods in 2017 primarily due to higher volumes in Montney and additional costs incurred in conjunction with the diversification of other downstream markets to capture higher realized prices.

2018 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2018 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. The original OPEC agreement implemented in 2017 to limit output and the drawdowns of oil storage inventory levels were generally supportive of oil prices in the first half of 2018. At a meeting in June 2018, OPEC and certain non-OPEC countries agreed to increase future oil production, which could negatively impact prices for the remainder of the year. Conversely, oil supply outages resulting from geopolitical instability in major producing countries could positively impact prices for the remainder of the year.

Natural gas prices in 2018 will be affected by the timing of supply and demand growth. Natural gas prices in western Canada have seen significant negative price pressure as supply reached multi-year highs, surpassing regional demand and stressing effective pipeline capacity. Stronger condensate prices may also lend support to activity levels resulting in continued downward pressure on natural gas prices in the second half of 2018. Potential for improvement in U.S. natural gas prices remains limited due to continued substantial production increases in Northeast U.S. and associated gas production in the Permian Basin.

Company Outlook

Encana is positioned to be flexible in the current price environment in order to continue to achieve strong returns. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at June 30, 2018, the Company has hedged approximately 128 Mbbls/d of expected oil and condensate production and 1,084 MMcf/d of expected natural gas production for the remainder of 2018. Additional information on Encana’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Markets for crude oil and natural gas are exposed to different price risks. While the market price for crude oil tends to move in the same direction as the global market, the Permian Basin is experiencing wider differentials due to temporary local export capacity constraints. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. Encana proactively utilizes transportation contracts to diversify the Company’s downstream markets and reduce significant exposure to any given market. Through a combination of derivative financial instruments and transportation capacity, Encana has mitigated the majority of its exposure to Midland and AECO pricing in 2018 and 2019. In addition, Encana continues to seek new markets to yield higher returns.

Capital Investment

Encana is on track to meet its full year capital investment guidance of $1.8 billion to $1.9 billion. During the first six months of 2018, the Company spent $1.1 billion, of which $488 million was directed to Permian where the Company has drilled 55 net wells and $325 million was directed to Montney with 81 net wells drilled. Capital investment in Permian is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is expected to be allocated to both Cutbank Ridge and Pipestone with a focus on growing condensate volumes. The remainder of the capital investment was primarily directed to Eagle Ford and Duvernay and is expected to optimize production and margins.

Encana continually strives to improve well performance by lowering drilling and completion costs through innovative techniques. Encana's large-scale cube development model utilizes multi-well pads and advanced completion designs to access stacked pay resource to maximize returns and resource recovery from its reservoirs. The impact of Encana’s disciplined capital program and continuous innovation create flexibility and opportunity to grow cash flows and production volumes going forward.

Production

As part of the Company’s long-term growth strategy, Encana has significantly shifted its production mix to a more balanced portfolio in the recent years, thereby reducing the extent of exposure to market volatility of a particular commodity. During the first six months of 2018, average liquids production volumes were 150.3 Mbbls/d and average natural gas production volumes were 1,085 MMcf/d. The Company expects to deliver substantial liquids growth for the remainder of the year. The Company is on track to meet the full year 2018 guidance ranges for liquids production volumes of 165.0 Mbbls/d to 175.0 Mbbls/d and natural gas production volumes of 1,150 MMcf/d to 1,250 MMcf/d by year end as a result of the Company’s growth plans for Montney. Encana’s growth plans for Montney are supported by third party processing plants commissioned in 2017 and the second quarter of 2018, as well as the planned completion of the Pipestone liquids hub in the second half of 2018.

Operating Expenses

Efficiency improvements and lower service costs are expected to be maintained through the support of the Company’s culture of innovation and its focus on continuous improvement in operational execution. As activity in the industry accelerates, Encana expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses. Operating costs in the first six months of 2018 are on track to meet the full year 2018 guidance ranges. Transportation and processing expense was $7.58 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, were $3.50 per BOE and $1.43 per BOE, respectively.

Service costs are expected to increase with higher activity in the oil and gas industry and the recovery of liquids prices. Encana continues to offset any inflationary pressures with efficiency improvements and effective supply chain management, including favorable price negotiations.

Further information on Encana’s 2018 Corporate Guidance can be accessed on the Company’s website at www.encana.com.

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017 (1)	2018	2017 (1)

Product and Service Revenues
Upstream product revenues	$984	$729	$1,941	$1,467
Market optimization	291	204	592	390
Service revenues	2	4	4	14
Total Product and Service Revenues	1,277	937	2,537	1,871

Gains (Losses) on Risk Management, Net	(312)	129	(276)	467
Sublease Revenues	18	17	35	34
Total Revenues	983	1,083	2,296	2,372

Total Operating Expenses (2)	1,099	762	2,075	1,562
Operating Income (Loss)	(116)	321	221	810
Total Other (Income) Expenses	105	(6)	282	49
Net Earnings (Loss) Before Income Tax	(221)	327	(61)	761
Income Tax Expense (Recovery)	(70)	(4)	(61)	(1)

Net Earnings (Loss)	$(151)	$331	$-	$762

(1)

2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”, as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are linked to Edmonton Condensate and AECO, as well as other downstream natural gas benchmarks, including Dawn. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices, as well as other downstream oil benchmarks. The other downstream benchmarks reflect the diversification of the Company’s markets. Realized NGL prices are significantly influenced by oil benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2018	2017	2018	2017

Oil & NGLs
WTI ($/bbl)	$67.88	$48.29	$65.37	$50.10
Edmonton Condensate (C$/bbl)	$88.84	$64.59	$84.28	$66.87

Natural Gas
NYMEX ($/MMBtu)	$2.80	$3.18	$2.90	$3.25
AECO (C$/Mcf)	$1.03	$2.77	$1.44	$2.86
Dawn (C$/MMBtu)	$3.60	$4.17	$3.71	$4.20

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2018	2017	2018	2017	2018	2017	2018	2017

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.4	0.4	$58.13	$40.23	0.4	0.4	$56.87	$41.77
USA Operations	84.2	77.0	66.57	46.14	83.4	72.0	64.97	47.75
Total	84.6	77.4	66.52	46.11	83.8	72.4	64.93	47.72

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	29.9	20.5	67.55	46.94	28.7	19.6	64.48	48.53
USA Operations	3.8	2.3	57.20	41.07	3.2	2.1	55.05	41.86
Total	33.7	22.8	66.38	46.34	31.9	21.7	63.51	47.89

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	12.5	4.7	26.27	19.10	11.5	4.9	27.99	20.91
USA Operations	24.5	20.0	22.37	16.06	23.1	19.0	21.51	17.97
Total	37.0	24.7	23.69	16.65	34.6	23.9	23.66	18.57

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	42.4	25.2	55.35	41.73	40.2	24.5	54.03	43.01
USA Operations	28.3	22.3	27.08	18.68	26.3	21.1	25.67	20.34
Total	70.7	47.5	44.01	30.93	66.5	45.6	42.79	32.54

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	42.8	25.6	55.38	41.71	40.6	24.9	54.06	43.00
USA Operations	112.5	99.3	56.61	40.00	109.7	93.1	55.53	41.55
Total	155.3	124.9	56.27	40.35	150.3	118.0	55.14	41.86

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	949	785	1.84	2.33	942	835	2.16	2.43
USA Operations	146	361	2.07	3.09	143	359	2.29	3.16
Total	1,095	1,146	1.87	2.57	1,085	1,194	2.17	2.65

Total Production (MBOE/d, $/BOE)
Canadian Operations	200.9	156.6	20.50	18.52	197.6	164.1	21.37	18.89
USA Operations	137.0	159.4	48.72	31.92	133.6	152.8	48.08	32.71
Total	337.9	316.0	31.93	25.29	331.2	316.9	32.14	25.55

Production Mix (%)
Oil & Plant Condensate	35	32			35	30
NGLs – Other	11	8			10	7
Total Oil & NGLs	46	40			45	37
Natural Gas	54	60			55	63

Core Assets Production
Oil (Mbbls/d)	82.4	73.6			81.4	67.9

NGLs – Plant Condensate (Mbbls/d)	33.6	22.4			31.8	21.1
NGLs – Other (Mbbls/d)	35.8	22.8			33.5	22.0
Total NGLs (Mbbls/d)	69.4	45.2			65.3	43.1

Total Oil & NGLs (Mbbls/d)	151.8	118.8			146.7	111.0

Natural Gas (MMcf/d)	1,027	768			1,013	786

Total Production (MBOE/d)	322.9	246.5			315.3	242.0

% of Total Encana Production	96	78			95	76

(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.

Upstream Product Revenues

	Three months ended June 30,				Six months ended June 30,

($ millions)	Oil	NGLs (1)	Natural Gas (2)	Total	Oil	NGLs (1)	Natural Gas (2)	Total

2017 Upstream Product Revenues	$325	$135	$268	$728	$625	$269	$572	$1,466
Increase (decrease) due to:
Sales prices	158	72	(55)	175	262	103	(61)	304
Production volumes	28	76	(26)	78	98	142	(83)	157
2018 Upstream Product Revenues	$511	$283	$187	$981	$985	$514	$428	$1,927

(1)	Includes plant condensate.
(2)

Natural gas revenues for the second quarter and the first six months of 2018 exclude a royalty adjustment with no associated production volumes of $3 million and $14 million, respectively (2017 - $1 million and $1 million, respectively).

Oil Revenues

Three months ended June 30, 2018 versus June 30, 2017

Oil revenues increased $186 million compared to the second quarter of 2017 primarily due to:

•

Higher average realized oil prices of $20.41 per bbl, or 44 percent, increased revenues by $158 million. The increase reflected a higher WTI benchmark price which was up 41 percent and exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•

Higher average oil production volumes of 7.2 Mbbls/d increased revenues by $28 million. Higher volumes were primarily due to successful drilling program in Permian (17.9 Mbbls/d), partially offset by natural declines in Eagle Ford (7.9 Mbbls/d) and asset sales (1.1 Mbbls/d), which mainly include the Piceance natural gas assets in the third quarter of 2017 and the Tuscaloosa Marine Shale assets in the second quarter of 2017.

Six months ended June 30, 2018 versus June 30, 2017

Oil revenues increased $360 million compared to the first six months of 2017 primarily due to:

•

Higher average realized oil prices of $17.21 per bbl, or 36 percent, increased revenues by $262 million. The increase reflected a higher WTI benchmark price which was up 30 percent and exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets. The increase was also due to improved regional pricing; and

•

Higher average oil production volumes of 11.4 Mbbls/d increased revenues by $98 million. Higher volumes were primarily due to successful drilling program in Permian (18.6 Mbbls/d), partially offset by natural declines in Eagle Ford (4.2 Mbbls/d) and asset sales (1.7 Mbbls/d), which mainly include the Tuscaloosa Marine Shale assets in the second quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017.

NGL Revenues

Three months ended June 30, 2018 versus June 30, 2017

NGL revenues increased $148 million compared to the second quarter of 2017 primarily due to:

•

Higher average realized NGL prices of $13.08 per bbl, or 42 percent, increased revenues by $72 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 41 percent and 38 percent, respectively, as well as improved regional pricing; and

•

Higher average NGL production volumes of 23.2 Mbbls/d increased revenues by $76 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (31.6 Mbbls/d), partially offset by increased downtime resulting from scheduled plant maintenance for processing liquids rich volumes in Montney (3.6 Mbbls/d) and natural declines in Duvernay (2.6 Mbbls/d).

Six months ended June 30, 2018 versus June 30, 2017

NGL revenues increased $245 million compared to the first six months of 2017 primarily due to:

•

Higher average realized NGL prices of $10.25 per bbl, or 31 percent, increased revenues by $103 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 30 percent and 26 percent, respectively, as well as improved regional pricing; and

•

Higher average NGL production volumes of 20.9 Mbbls/d increased revenues by $142 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (26.5 Mbbls/d), partially offset by increased downtime resulting from scheduled plant maintenance for processing liquids rich volumes in Montney (1.7 Mbbls/d), natural declines in Duvernay (1.7 Mbbls/d) and asset sales (1.4 Mbbls/d), which mainly include the Piceance natural gas assets in the third quarter of 2017.

Natural Gas Revenues

Three months ended June 30, 2018 versus June 30, 2017

Natural gas revenues decreased $81 million compared to the second quarter of 2017 primarily due to:

•

Lower average realized natural gas prices of $0.70 per Mcf, or 27 percent, decreased revenues by $55 million. The decrease reflected lower NYMEX and AECO benchmark prices which were down 12 percent and 63 percent, respectively, partially offset by exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•

Lower average natural gas production volumes of 51 MMcf/d decreased revenues by $26 million. Lower volumes were primarily due to asset sales (294 MMcf/d), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017, lower activity in Other Upstream Operations (23 MMcf/d) and natural declines in Duvernay (10 MMcf/d), partially offset by successful drilling programs in Montney and Permian (258 MMcf/d), and decreased downtime resulting from scheduled plant maintenance in Montney (28 MMcf/d).

Six months ended June 30, 2018 versus June 30, 2017

Natural gas revenues decreased $144 million compared to the first six months of 2017 primarily due to:

•

Lower average realized natural gas prices of $0.48 per Mcf, or 18 percent, decreased revenues by $61 million. The decrease reflected lower NYMEX and AECO benchmark prices which were down 11 percent and 50 percent, respectively, partially offset by exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•

Lower average natural gas production volumes of 109 MMcf/d decreased revenues by $83 million. Lower volumes were primarily due to asset sales (299 MMcf/d), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017, and lower activity in Other Upstream Operations (46 MMcf/d), partially offset by successful drilling programs in Montney and Permian (228 MMcf/d) and decreased downtime resulting from scheduled plant maintenance in Montney (14 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at June 30, 2018 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of Encana’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(65)	$16	$(121)	$16
NGLs (2)	(37)	2	(58)	1
Natural Gas	116	-	160	(25)
Other (3)	-	1	1	3
Total	14	19	(18)	(5)

Unrealized Gains (Losses) on Risk Management	(326)	110	(258)	472
Total Gains (Losses) on Risk Management, Net	$(312)	$129	$(276)	$467

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(8.52)	$2.16	$(8.04)	$1.19
NGLs ($/bbl) (1)	$(5.63)	$0.73	$(4.76)	$0.19
Natural Gas ($/Mcf)	$1.16	$(0.01)	$0.81	$(0.12)
Total ($/BOE)	$0.44	$0.62	$(0.32)	$(0.14)

(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Includes plant condensate.
(3)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Market Optimization	$291	$204	$592	$390

Three months ended June 30, 2018 versus June 30, 2017

Market Optimization revenues increased $87 million compared to the second quarter of 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($175 million), partially offset by lower natural gas commodity prices ($88 million).

Six months ended June 30, 2018 versus June 30, 2017

Market Optimization revenues increased $202 million compared to the first six months of 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($343 million), partially offset by lower natural gas commodity prices ($141 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$4	$5	$8	$10
USA Operations	31	19	56	43
Total	$35	$24	$64	$53

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$0.21	$0.39	$0.22	$0.34
USA Operations	$2.48	$1.29	$2.31	$1.55
Total	$1.13	$0.85	$1.06	$0.93

Three months ended June 30, 2018 versus June 30, 2017

Production, mineral and other taxes increased $11 million compared to the second quarter of 2017 primarily due to:

•	Higher liquids prices and production volumes in Permian ($8 million) and the recovery of certain production taxes in the USA Operations in 2017 ($7 million);

partially offset by:

•	Asset sales ($5 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

Six months ended June 30, 2018 versus June 30, 2017

Production, mineral and other taxes increased $11 million compared to the first six months of 2017 primarily due to:

•	Higher liquids prices and production volumes in Permian ($15 million) and the recovery of certain production taxes in the USA Operations in 2017 ($3 million).

partially offset by:

•	Asset sales ($10 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Encana also incurs costs related to processing provided by third parties or through ownership interests in processing facilities to bring raw production to sales- quality product.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$207	$133	$397	$265
USA Operations	31	51	58	110
Upstream Transportation and Processing	238	184	455	375

Market Optimization	34	22	66	43
Corporate & Other	-	-	-	-
Total	$272	$206	$521	$418

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$11.29	$9.30	$11.09	$8.91
USA Operations	$2.51	$3.54	$2.39	$3.97
Upstream Transportation and Processing	$7.73	$6.39	$7.58	$6.53

Three months ended June 30, 2018 versus June 30, 2017

Transportation and processing expense increased $66 million compared to the second quarter of 2017 primarily due to:

•

Higher downstream processing and transportation costs due to higher volumes primarily in Montney and Permian and costs relating to the diversification of the Company’s downstream markets ($46 million), higher volumes and gathering and processing fees in Montney and Permian ($42 million) and the higher U.S./Canadian dollar exchange rate ($6 million);

partially offset by:

•	Asset sales ($30 million), which mainly include the Piceance natural gas assets in the third quarter of 2017.

Six months ended June 30, 2018 versus June 30, 2017

Transportation and processing expense increased $103 million compared to the first six months of 2017 primarily due to:

•

Higher downstream processing and transportation costs due to higher volumes primarily in Montney and Permian and costs relating to the diversification of the Company’s downstream markets ($87 million), higher volumes and gathering and processing fees in Montney and Permian ($74 million) and the higher U.S./Canadian dollar exchange rate ($12 million);

partially offset by:

•	Asset sales ($61 million), which mainly include the Piceance natural gas assets in the third quarter of 2017.

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$35	$22	$64	$53
USA Operations	84	84	158	171
Upstream Operating Expense	119	106	222	224

Market Optimization	13	3	17	12
Corporate & Other	5	4	9	9
Total	$137	$113	$248	$245

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$1.89	$1.52	$1.75	$1.73
USA Operations	$6.75	$5.60	$6.52	$5.99
Upstream Operating Expense (1)	$3.86	$3.58	$3.67	$3.78

(1)

Upstream Operating Expense per BOE for the second quarter and first six months of 2018 includes long-term incentive costs of $0.46/BOE and $0.17/BOE, respectively (2017 - recovery of long-term incentive costs of $0.18/BOE and $0.01/BOE, respectively).

Three months ended June 30, 2018 versus June 30, 2017

Operating expense increased $24 million compared to the second quarter of 2017 primarily due to:

•	Long-term incentive costs resulting from the increase in Encana’s share price in the second quarter of 2018 ($30 million) and higher activity in Permian and Montney ($11 million).

partially offset by:

•	Asset sales ($15 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

Six months ended June 30, 2018 versus June 30, 2017

Operating expense increased $3 million compared to the first six months of 2017 primarily due to:

•	Higher activity in Permian and Montney ($23 million) and long-term incentive costs resulting from the increase in Encana’s share price in the first six months of 2018 ($16 million).

partially offset by:

•	Asset sales ($33 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Market Optimization	$248	$192	$521	$363

Three months ended June 30, 2018 versus June 30, 2017

Purchased product expense increased $56 million compared to the second quarter of 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($159 million), partially offset by lower natural gas commodity prices ($103 million).

Six months ended June 30, 2018 versus June 30, 2017

Purchased product expense increased $158 million compared to the first six months of 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($321 million), partially offset by lower natural gas commodity prices ($163 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$85	$53	$162	$117
USA Operations	202	123	387	229
Upstream DD&A	287	176	549	346

Market Optimization	1	-	1	-
Corporate & Other	12	17	25	34
Total	$300	$193	$575	$380

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$4.67	$3.72	$4.53	$3.92
USA Operations	$16.15	$8.47	$16.00	$8.29
Upstream DD&A	$9.33	$6.12	$9.16	$6.02

Three months ended June 30, 2018 versus June 30, 2017

DD&A increased $107 million compared to the second quarter of 2017 primarily due to:

•	Higher depletion rates primarily in the USA Operations ($109 million) and higher volumes in the Canadian Operations ($13 million);

partially offset by:

•	Lower volumes in the USA Operations ($14 million);

The depletion rates in the Canadian and USA Operations increased $0.95 per BOE and $7.68 per BOE, respectively, compared to the second quarter of 2017 primarily due to:

•

Higher capital spending and changes in Encana’s development plans as a result of the increased capital program for 2018 and lower reserve volumes from the sale of the Piceance natural gas assets in the third quarter of 2017.

Six months ended June 30, 2018 versus June 30, 2017

DD&A increased $195 million compared to the first six months of 2017 primarily due to:

•	Higher depletion rates primarily in the USA Operations ($199 million) and higher volumes in the Canadian Operations ($20 million);

partially offset by:

•	Lower volumes in the USA Operations ($22 million);

The depletion rates in the Canadian and USA Operations increased $0.61 per BOE and $7.71 per BOE, respectively, compared to the first six months of 2017 primarily due to:

•

Higher capital spending and changes in Encana’s development plans as a result of the increased capital program for 2018 and lower reserve volumes from the sale of the Piceance natural gas assets in the third quarter of 2017.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Administrative ($ millions)	$99	$24	$130	$82
Administrative ($/BOE) (1)	$3.20	$0.82	$2.17	$1.43

(1)

Administrative expense per BOE for the second quarter and first six months of 2018 includes long-term incentive costs of $1.84/BOE and $0.74/BOE, respectively (2017 - recovery of long-term incentive costs of $0.79/BOE and $0.13/BOE, respectively).

Three months ended June 30, 2018 versus June 30, 2017

Administrative expense in the second quarter of 2018 increased $75 million compared to the second quarter of 2017 primarily due to long-term incentive costs resulting from the increase in Encana’s share price in the second quarter of 2018 ($78 million).

Six months ended June 30, 2018 versus June 30, 2017

Administrative expense in the first six months of 2018 increased $48 million compared to the first six months of 2017 primarily due to long-term incentive costs resulting from the increase in Encana’s share price in the first six months of 2018 ($51 million).

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Interest	$81	$79	$173	$167
Foreign exchange (gain) loss, net	25	(58)	116	(84)
(Gain) loss on divestitures, net	(1)	-	(4)	1
Other (gains) losses, net	-	(27)	(3)	(35)
Total Other (Income) Expenses	$105	$(6)	$282	$49

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes and balances drawn on the Company’s credit facilities. Encana also incurs interest on the Company’s long-term obligation for The Bow office building and capital leases. Further details on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In the second quarter of 2018, Encana recorded a net foreign exchange loss of $25 million compared to a net gain of $58 million in 2017. The change was primarily due to unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2017 ($135 million) and on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2017 ($29 million), partially offset by unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2017 ($72 million).

In the first six months of 2018, Encana recorded a net foreign exchange loss of $116 million compared to a net gain of $84 million in 2017. The change was primarily due to unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2017 ($290 million) and on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2017 ($42 million), partially offset by unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2017 ($54 million) and realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2017 ($49 million).

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

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2018	2017	2018	2017

Current Income Tax Expense (Recovery)	$(64)	$(18)	$(61)	$(57)
Deferred Income Tax Expense (Recovery)	(6)	14	-	56
Income Tax Expense (Recovery)	$(70)	$(4)	$(61)	$(1)

Effective Tax Rate	31.7%	(1.2% )	100.0%	(0.1% )

Income Tax Expense (Recovery)

Three months ended June 30, 2018 versus June 30, 2017

In the second quarter of 2018, Encana recorded a higher current income tax recovery compared to 2017. The higher income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years.

Deferred income tax in the second quarter was a recovery compared to an expense in 2017 primarily due to:

•	Net loss before income tax in 2018 compared to net earnings before income tax in 2017; and
•	A reduction in the U.S. federal corporate tax rate to 21 percent from 35 percent resulting from U.S. Tax Reform.

Six months ended June 30, 2018 versus June 30, 2017

In the first six months of 2018, Encana recorded a lower deferred income tax expense compared to 2017 primarily due to a net loss before income tax in 2018 compared to net earnings before income tax in 2017 and U.S. Tax Reform, both as discussed above.

There has been no change in 2018 to the provisional tax adjustment recognized in December 2017 resulting from the re‑measurement of the Company’s tax position due to a reduction of the U.S federal corporate tax rate under U.S. Tax Reform. Additional information on U.S. Tax Reform can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes including U.S. Tax Reform, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. The Company’s effective tax rate was 31.7 percent for the second quarter and 100 percent for the first six months of 2018, which are higher than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings as well as the current year items discussed above.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations or to manage its capital structure as discussed below. At June 30, 2018, $154 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2018	2017

Cash and Cash Equivalents	$336	$395
Available Credit Facility – Encana (1)	2,500	3,000
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	$4,336	$4,895

Long-Term Debt, including current portion	$4,198	$4,198
Total Shareholders’ Equity	$6,497	$6,783

Debt to Capitalization (%) (2)	39	38
Debt to Adjusted Capitalization (%) (3)	23	22

(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

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

Sources and Uses of Cash

In the second quarter and first six months of 2018, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2018	2017	2018	2017

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$475	$218	$856	$324
Proceeds from divestitures	Investing	46	82	65	85
Other	Investing	105	24	80	79
		626	324	1,001	488

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	595	415	1,103	814
Acquisitions	Investing	-	2	2	48
Purchase of common shares	Financing	89	-	200	-
Dividends on common shares	Financing	14	14	29	29
Other	Financing	23	24	45	40
		721	455	1,379	931
Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		(2)	3	(5)	4

Increase (Decrease) in Cash and Cash Equivalents		$(97)	$(128)	$(383)	$(439)

Operating Activities

Cash from operating activities in the second quarter and first six months of 2018 was $475 million and $856 million, respectively, and was primarily a reflection of recovering commodity prices, changes in production volumes, the Company’s efforts in maintaining cost efficiencies achieved in previous years and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2018 was $586 million and $986 million, respectively. Non-GAAP Cash Flow was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2018 versus June 30, 2017

Net cash from operating activities increased $257 million compared to the second quarter of 2017 primarily due to:

•	Higher realized commodity prices ($175 million), higher production volumes ($78 million), higher current tax recovery ($46 million) and changes in non-cash working capital ($23 million);

partially offset by:

•	Higher transportation and processing expense ($66 million) and lower interest income recorded in other gains ($25 million).

Six months ended June 30, 2018 versus June 30, 2017

Net cash from operating activities increased $532 million compared to the first six months of 2017 primarily due to:

•	Higher realized commodity prices ($304 million), changes in non-cash working capital ($175 million) and higher production volumes ($157 million);

partially offset by:

•	Higher transportation and processing expense ($103 million) and lower interest income recorded in other gains ($31 million).

Investing Activities

Cash used in investing activities in the first six months of 2018 was $960 million primarily due to capital expenditures. Capital expenditures in the first six months of 2018 increased $289 million compared to 2017 due to an increase in the Company’s capital program for 2018. This increase was primarily in Montney ($202 million) and Permian ($63 million). Capital expenditures exceeded cash from operating activities by $247 million and the difference was funded using cash on hand and proceeds from divestitures.

Divestitures in the first six months of 2018 were $65 million, which primarily included the sale of the Pipestone midstream assets in Alberta. Divestitures in the first six months of 2017 were $85 million, which primarily included the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana, as well as the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Acquisitions in the first six months of 2018 and 2017 were $2 million and $48 million, respectively, which primarily included land purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3 and 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities in the first six months of 2018 increased $205 million compared to the first six months of 2017. The change was primarily due to the purchase of common shares under a NCIB in the first six months of 2018 ($200 million) as discussed below.

Encana’s long-term debt, excluding the current portion, totaled $3,698 million at June 30, 2018 and $4,197 million at December 31, 2017. The current portion of long-term debt outstanding was $500 million at June 30, 2018. There was no current portion of long-term debt outstanding at December 31, 2017. Encana has no long-term debt maturities until May 2019 and, as at June 30, 2018, over 73 percent of the Company’s debt is not due until 2030 and beyond.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At June 30, 2018, Encana had no outstanding balance under the Credit Facilities and $147 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2018	2017	2018	2017

Dividend Payments	$14	$14	$29	$29
Dividend Payments ($/share)	$0.015	$0.015	$0.03	$0.03

On July 31, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on September 28, 2018 to common shareholders of record as of September 14, 2018.

Normal Course Issuer Bid

On February 26, 2018, Encana received approval from the TSX to commence a NCIB that enables the Company to purchase, for cancellation, up to 35 million common shares over a 12-month period from February 28, 2018 to February 27, 2019. The number of shares authorized for purchase represents approximately 3.6 percent of Encana’s issued and outstanding common shares as at February 20, 2018. The Company has authorization from its Board to spend up to $400 million on the NCIB. For the second quarter and first six months of 2018, the Company used cash on hand to purchase approximately 6.8 million and 16.8 million common shares, respectively, for total consideration of approximately $89 million and $200 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2018	2017	2018	2017

Cash From (Used in) Operating Activities	$475	$218	$856	$324
(Add back) deduct:
Net change in other assets and liabilities	(5)	(4)	(16)	(16)
Net change in non-cash working capital	(106)	(129)	(114)	(289)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow	$586	$351	$986	$629
Production Volumes (MMBOE)	30.7	28.8	59.9	57.4
Non-GAAP Cash Flow Margin ($/BOE) (1)	$19.09	$12.19	$16.46	$10.96

(1)	Non-GAAP Cash Flow Margin was previously presented as Corporate Margin.

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

($ millions, except as indicated)	June 30, 2018	December 31, 2017

Long-Term Debt, including current portion	$4,198	$4,197
Total Shareholders’ Equity	6,497	6,728
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$18,441	$18,671
Debt to Adjusted Capitalization	23%	22%

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

($ millions, except as indicated)	June 30, 2018	December 31, 2017

Long-Term Debt, including current portion	$4,198	$4,197
Less:
Cash and cash equivalents	336	719
Net Debt	3,862	3,478

Net Earnings (Loss)	65	827
Add back (deduct):
Depreciation, depletion and amortization	1,028	833
Impairments	-	-
Accretion of asset retirement obligation	32	37
Interest	369	363
Unrealized (gains) losses on risk management	288	(442)
Foreign exchange (gain) loss, net	(79)	(279)
(Gain) loss on divestitures, net	(409)	(404)
Other (gains) losses, net	(10)	(42)
Income tax expense (recovery)	543	603
Adjusted EBITDA	$1,827	$1,496
Net Debt to Adjusted EBITDA (times)	2.1	2.3

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

	June 30, 2018
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(335)	$318
NGL price	(12)	12
Natural gas price	(59)	52

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results when compared to the same periods in 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$4		$8
Transportation and Processing Expense (1)	6	$0.18	12	$0.19
Operating Expense (1)	1	0.04	2	0.04
Administrative Expense	1	0.03	3	0.05
Depreciation, Depletion and Amortization (1)	2	0.07	5	0.09

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2018, Encana has entered into $358 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018 and $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7581 to C$1, which mature monthly throughout 2019.

As at June 30, 2018, Encana had $4.2 billion in U.S. dollar long-term debt and $278 million in U.S. dollar capital leases issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2018
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(102)	$124

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

As at June 30, 2018, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Encana’s internal control over financial reporting during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2018, the Company purchased 6.8 million common shares for total consideration of approximately $89 million at a weighted average price of $13.09. The following table presents the common shares purchased during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2018	-	$-	-	25,000,000
May 1 to May 31, 2018	5,975,000	13.17	5,975,000	19,025,000
June 1 to June 30, 2018	835,000	12.45	835,000	18,190,000
Total	6,810,000	$13.09	6,810,000	18,190,000

(1) Includes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1	Fourth Amendment to the Encana (USA) Retirement Plan amended and restated effective March 14, 2014, dated as of May 17, 2018.
10.2	Alenco Inc. Deferred Compensation Plan amended and restated effective April 1, 2018, dated as of May 15, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCANA CORPORATION

By:	/s/ Sherri A. Brillon

	Name:	Sherri A. Brillon
	Title:	Executive Vice-President & Chief Financial Officer

Dated: August 2, 2018