Form 10-Q
period 2018-09-30
ENCANA CORP
filed 2018-11-06
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No  [X]

Number of registrant’s common shares outstanding as of October 26, 2018	952,478,421

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American resource play company; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected timing for construction of facilities and costs thereof; expansion of future midstream services; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the Company’s NCIB program, including amounts and number of shares to be acquired, anticipated timeframe, method and location of purchases, and source of funding thereof; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and five-year plan; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; statements with respect to future ceiling test impairments; the possible impact and timing of accounting pronouncements, rule changes and standards; the timing of the closing of the sale of the Company’s San Juan assets and the expectation that closing conditions and regulatory approvals in respect thereof will be satisfied; and the timing of the closing of the acquisition of Newfield and the expectation that closing conditions in respect thereof, including shareholder and regulatory approvals, will be satisfied.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2018	2017 (1)	2018	2017 (1)

Revenues	(Notes 3, 4)
Product and service revenues		$1,488	$880	$4,025	$2,751
Gains (losses) on risk management, net	(Note 19)	(241)	(35)	(517)	432
Sublease revenues		15	16	50	50
Total Revenues		1,262	861	3,558	3,233
Operating Expenses	(Note 3)
Production, mineral and other taxes		45	27	109	80
Transportation and processing	(Note 19)	278	199	799	617
Operating	(Notes 16, 17)	124	132	372	377
Purchased product		282	202	803	565
Depreciation, depletion and amortization		349	210	924	590
Accretion of asset retirement obligation	(Note 12)	8	9	24	30
Administrative	(Notes 16, 17)	57	86	187	168
Total Operating Expenses		1,143	865	3,218	2,427
Operating Income (Loss)		119	(4)	340	806
Other (Income) Expenses
Interest	(Note 5)	92	101	265	268
Foreign exchange (gain) loss, net	(Notes 6, 19)	(23)	(210)	93	(294)
(Gain) loss on divestitures, net	(Note 8)	-	(406)	(4)	(405)
Other (gains) losses, net	(Note 17)	5	(11)	2	(46)
Total Other (Income) Expenses		74	(526)	356	(477)
Net Earnings (Loss) Before Income Tax		45	522	(16)	1,283
Income tax expense (recovery)	(Note 7)	6	228	(55)	227
Net Earnings (Loss)		$39	$294	$39	$1,056
Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 13)	$0.04	$0.30	$0.04	$1.09
Dividends Declared per Common Share	(Note 13)	$0.015	$0.015	$0.045	$0.045
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 13)	955.1	973.1	962.2	973.1
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2018	2017	2018	2017

Net Earnings (Loss)		$39	$294	$39	$1,056
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	22	(97)	21	(172)
Pension and other post-employment benefit plans	(Notes 14, 17)	-	(1)	(1)	(2)
Other Comprehensive Income (Loss)		22	(98)	20	(174)
Comprehensive Income (Loss)		$61	$196	$59	$882

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2018	2017

Assets
Current Assets
Cash and cash equivalents		$615	$719
Accounts receivable and accrued revenues		835	774
Risk management	(Notes 18, 19)	146	205
Income tax receivable		290	573
		1,886	2,271
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		41,859	40,228
Unproved properties		3,964	4,480
Other		2,229	2,302
Property, plant and equipment		48,052	47,010
Less: Accumulated depreciation, depletion and amortization		(38,519)	(38,056)
Property, plant and equipment, net	(Note 3)	9,533	8,954
Other Assets		160	144
Risk Management	(Notes 18, 19)	132	246
Deferred Income Taxes		1,019	1,043
Goodwill	(Note 3)	2,588	2,609
	(Note 3)	$15,318	$15,267

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,751	$1,415
Income tax payable		1	7
Risk management	(Notes 18, 19)	450	236
Current portion of long-term debt	(Note 10)	500	-
		2,702	1,658
Long-Term Debt	(Note 10)	3,698	4,197
Other Liabilities and Provisions	(Note 11)	1,916	2,167
Risk Management	(Notes 18, 19)	68	13
Asset Retirement Obligation	(Note 12)	407	470
Deferred Income Taxes		33	34
		8,824	8,539
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized unlimited common shares
2018 issued and outstanding: 952.4 million shares (2017: 973.1 million shares)	(Note 13)	4,655	4,757
Paid in surplus		1,358	1,358
Accumulated deficit		(581)	(429)
Accumulated other comprehensive income	(Note 14)	1,062	1,042
Total Shareholders’ Equity		6,494	6,728
		$15,318	$15,267

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	39	-	39
Dividends on Common Shares	(Note 13)	-	-	(43)	-	(43)
Common Shares Purchased under Normal Course Issuer Bid	(Note 13)	(102)	-	(148)	-	(250)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	20	20
Balance, September 30, 2018		$4,655	$1,358	$(581)	$1,062	$6,494

Nine Months Ended September 30, 2017 (US$ millions)		Share Capital	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126
Net Earnings (Loss)		-	-	1,056	-	1,056
Dividends on Common Shares	(Note 13)	-	-	(44)	-	(44)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 13)	1	-	-	-	1
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(174)	(174)
Balance, September 30, 2017		$4,757	$1,358	$(186)	$1,036	$6,965

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2018	2017	2018	2017

Operating Activities
Net earnings (loss)		$39	$294	$39	$1,056
Depreciation, depletion and amortization		349	210	924	590
Accretion of asset retirement obligation	(Note 12)	8	9	24	30
Deferred income taxes	(Note 7)	6	227	6	283
Unrealized (gain) loss on risk management	(Note 19)	164	76	422	(396)
Unrealized foreign exchange (gain) loss	(Note 6)	(23)	(218)	156	(317)
Foreign exchange on settlements	(Note 6)	(1)	18	(47)	27
(Gain) loss on divestitures, net	(Note 8)	-	(406)	(4)	(405)
Other		47	60	55	31
Net change in other assets and liabilities		(17)	(11)	(33)	(27)
Net change in non-cash working capital	(Note 20)	313	98	199	(191)
Cash From (Used in) Operating Activities		885	357	1,741	681
Investing Activities
Capital expenditures	(Note 3)	(523)	(473)	(1,626)	(1,287)
Acquisitions	(Note 8)	(15)	(2)	(17)	(50)
Proceeds from divestitures	(Note 8)	24	625	89	710
Net change in investments and other		(8)	14	72	93
Cash From (Used in) Investing Activities		(522)	164	(1,482)	(534)
Financing Activities
Purchase of common shares	(Note 13)	(50)	-	(250)	-
Dividends on common shares	(Note 13)	(14)	(14)	(43)	(43)
Capital lease payments and other financing arrangements	(Note 11)	(23)	(21)	(68)	(61)
Cash From (Used in) Financing Activities		(87)	(35)	(361)	(104)
Foreign Exchange Gain (Loss) on Cash and Cash
Equivalents Held in Foreign Currency		3	8	(2)	12
Increase (Decrease) in Cash and Cash Equivalents		279	494	(104)	55
Cash and Cash Equivalents, Beginning of Period		336	395	719	834
Cash and Cash Equivalents, End of Period		$615	$889	$615	$889
Cash, End of Period		$30	$39	$30	$39
Cash Equivalents, End of Period		585	850	585	850
Cash and Cash Equivalents, End of Period		$615	$889	$615	$889

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

These unaudited interim Condensed Consolidated Financial Statements reflect, in the opinion of Management, all normal and recurring adjustments, with the exception of an out-of-period adjustment for the nine months ended September 30, 2017 as described in Note 6, which are necessary to present fairly the financial position and results of the Company as at and for the periods presented. Interim condensed consolidated financial results are not necessarily indicative of consolidated financial results expected for the fiscal year.

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

New Standards Issued Not Yet Adopted

•

As of January 1, 2019, Encana will be required to adopt ASU 2016-02, “Leases” under Topic 842, which will replace Topic 840 “Leases”. The new standard will require lessees to recognize right-of-use assets and related lease liabilities for all leases, including leases classified as operating leases, on the Consolidated Balance Sheet. However, Topic 842 provides a short-term lease exemption which does not require a right-of-use asset and lease liability to be recognized on the Consolidated Balance Sheet when the lease term is 12 months or less, including any renewal periods which are reasonably certain to be exercised. Encana intends to elect the short-term lease exemption. Topic 842 also expands disclosures related to the amount, timing and uncertainty of cash flows arising from leases.

In July 2018, FASB issued ASU 2018-11, “Targeted Improvements”, providing entities the option to apply Topic 842 at the adoption date recognizing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, while the comparative periods presented would continue to be in accordance with Topic 840. Encana intends to elect this optional transition method, as well as certain practical expedients permitted under Topic 842, which will allow the Company to retain the classification of leases assessed under Topic 840 that commenced prior to adoption. Encana also intends to adopt the transitional practical expedient provided under ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” issued by FASB in January 2018. This amendment applies to land easements that existed or expired prior to adoption of Topic 842 and were not previously accounted for as leases under Topic 840. The expedient provides prospective application of Topic 842 to all new or modified land easements upon adoption of the new standard.

Encana continues to review and analyze contracts, identify its portfolio of leased assets, gather the necessary terms and data elements, as well as identify the processes and controls required to support the accounting for leases and related disclosures. The Company is in the process of implementing and testing a lease software system which will facilitate the measurement and required disclosures for operating leases. The Company anticipates the software implementation to be complete by the end of 2018, at which time Encana expects to begin quantifying the impact of adopting Topic 842. Although Encana is not able to reasonably estimate the financial impact of Topic 842 at this time, the Company anticipates there will be an increase in right-of-use assets and lease liabilities on the Consolidated Balance Sheet.

•

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

•

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2018	2017 (1)	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$453	$235	$718	$421	$317	$224
Gains (losses) on risk management, net	8	25	(84)	16	(1)	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	461	260	634	437	316	224

Operating Expenses
Production, mineral and other taxes	4	6	41	21	-	-
Transportation and processing	211	138	34	31	33	30
Operating	34	36	80	81	8	11
Purchased product	-	-	-	-	282	202
Depreciation, depletion and amortization	95	53	241	139	-	1
Total Operating Expenses	344	233	396	272	323	244
Operating Income (Loss)	$117	$27	$238	$165	$(7)	$(20)

	Corporate & Other		Consolidated
	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$-	$-	$1,488	$880
Gains (losses) on risk management, net	(164)	(76)	(241)	(35)
Sublease revenues	15	16	15	16
Total Revenues	(149)	(60)	1,262	861

Operating Expenses
Production, mineral and other taxes	-	-	45	27
Transportation and processing	-	-	278	199
Operating	2	4	124	132
Purchased product	-	-	282	202
Depreciation, depletion and amortization	13	17	349	210
Accretion of asset retirement obligation	8	9	8	9
Administrative	57	86	57	86
Total Operating Expenses	80	116	1,143	865
Operating Income (Loss)	$(229)	$(176)	119	(4)

Other (Income) Expenses
Interest			92	101
Foreign exchange (gain) loss, net			(23)	(210)
(Gain) loss on divestitures, net			-	(406)
Other (gains) losses, net			5	(11)
Total Other (Income) Expenses			74	(526)
Net Earnings (Loss) Before Income Tax			45	522
Income tax expense (recovery)			6	228
Net Earnings (Loss)			$39	$294
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		Market Optimization
	2018	2017 (1)	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$1,236	$801	$1,880	$1,336	$909	$614
Gains (losses) on risk management, net	93	6	(185)	30	(3)	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,329	807	1,695	1,366	906	614

Operating Expenses
Production, mineral and other taxes	12	16	97	64	-	-
Transportation and processing	608	403	92	141	99	73
Operating	98	89	238	252	25	23
Purchased product	-	-	-	-	803	565
Depreciation, depletion and amortization	257	170	628	368	1	1
Total Operating Expenses	975	678	1,055	825	928	662
Operating Income (Loss)	$354	$129	$640	$541	$(22)	$(48)

	Corporate & Other		Consolidated
	2018	2017 (1)	2018	2017 (1)

Revenues
Product and service revenues	$-	$-	$4,025	$2,751
Gains (losses) on risk management, net	(422)	396	(517)	432
Sublease revenues	50	50	50	50
Total Revenues	(372)	446	3,558	3,233

Operating Expenses
Production, mineral and other taxes	-	-	109	80
Transportation and processing	-	-	799	617
Operating	11	13	372	377
Purchased product	-	-	803	565
Depreciation, depletion and amortization	38	51	924	590
Accretion of asset retirement obligation	24	30	24	30
Administrative	187	168	187	168
Total Operating Expenses	260	262	3,218	2,427
Operating Income (Loss)	$(632)	$184	340	806

Other (Income) Expenses
Interest			265	268
Foreign exchange (gain) loss, net			93	(294)
(Gain) loss on divestitures, net			(4)	(405)
Other (gains) losses, net			2	(46)
Total Other (Income) Expenses			356	(477)
Net Earnings (Loss) Before Income Tax			(16)	1,283
Income tax expense (recovery)			(55)	227
Net Earnings (Loss)			$39	$1,056
(1)	2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2018	2017	2018	2017	2018	2017

Revenues	$1,513	$918	$(1,197)	$(694)	$316	$224

Operating Expenses
Transportation and processing	120	72	(87)	(42)	33	30
Operating	8	11	-	-	8	11
Purchased product	1,392	854	(1,110)	(652)	282	202
Depreciation, depletion and amortization	-	1	-	-	-	1
Operating Income (Loss)	$(7)	$(20)	$-	$-	$(7)	$(20)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2018	2017	2018	2017	2018	2017

Revenues	$4,203	$2,825	$(3,297)	$(2,211)	$906	$614

Operating Expenses
Transportation and processing	335	197	(236)	(124)	99	73
Operating	25	23	-	-	25	23
Purchased product	3,864	2,652	(3,061)	(2,087)	803	565
Depreciation, depletion and amortization	1	1	-	-	1	1
Operating Income (Loss)	$(22)	$(48)	$-	$-	$(22)	$(48)

Capital Expenditures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Canadian Operations	$174	$123	$553	$292
USA Operations	345	347	1,065	991
Market Optimization	-	1	-	1
Corporate & Other	4	2	8	3
	$523	$473	$1,626	$1,287

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017

Canadian Operations	$675	$696	$1,098	$862	$2,064	$1,908
USA Operations	1,913	1,913	6,973	6,555	9,744	9,301
Market Optimization	-	-	1	2	199	152
Corporate & Other	-	-	1,461	1,535	3,311	3,906
	$2,588	$2,609	$9,533	$8,954	$15,318	$15,267

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues (For the three months ended September 30)

	Canadian Operations		USA Operations		Market Optimization
	2018	2017	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$1	$2	$590	$319	$34	$15
NGLs	259	107	98	50	1	-
Natural gas	195	126	31	58	274	199
Service revenues
Gathering and processing	1	3	4	1	-	-
Product and Service Revenues	456	238	723	428	309	214

Other Revenues
Gains (losses) on risk management, net (2)	8	25	(84)	16	(1)	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	8	25	(84)	16	(1)	-
Total Revenues	$464	$263	$639	$444	$308	$214

	Corporate & Other		Consolidated
	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$625	$336
NGLs	-	-	358	157
Natural gas	-	-	500	383
Service revenues
Gathering and processing	-	-	5	4
Product and Service Revenues	-	-	1,488	880

Other Revenues
Gains (losses) on risk management, net (2)	(164)	(76)	(241)	(35)
Sublease revenues	15	16	15	16
Other Revenues	(149)	(60)	(226)	(19)
Total Revenues	$(149)	$(60)	$1,262	$861

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains/(losses) on risk management. Corporate & Other includes unrealized gains/(losses) on risk management.

Revenues (For the nine months ended September 30)

	Canadian Operations		USA Operations		Market Optimization
	2018	2017	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$6	$5	$1,579	$944	$84	$103
NGLs	655	300	221	128	6	12
Natural gas	580	498	92	268	793	475
Service revenues
Gathering and processing	5	7	4	11	-	-
Product and Service Revenues	1,246	810	1,896	1,351	883	590

Other Revenues
Gains (losses) on risk management, net (2)	93	6	(185)	30	(3)	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	93	6	(185)	30	(3)	-
Total Revenues	$1,339	$816	$1,711	$1,381	$880	$590

	Corporate & Other		Consolidated
	2018	2017	2018	2017

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,669	$1,052
NGLs	-	-	882	440
Natural gas	-	-	1,465	1,241
Service revenues
Gathering and processing	-	-	9	18
Product and Service Revenues	-	-	4,025	2,751

Other Revenues
Gains (losses) on risk management, net (2)	(422)	396	(517)	432
Sublease revenues	50	50	50	50
Other Revenues	(372)	446	(467)	482
Total Revenues	$(372)	$446	$3,558	$3,233

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains/(losses) on risk management. Corporate & Other includes unrealized gains/(losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at September 30, 2018, receivables and accrued revenues from contracts with customers were $764 million ($676 million as at December 31, 2017).

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

As at September 30, 2018, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered.

Performance obligations arising from arrangements to gather and process natural gas on behalf of third parties are typically satisfied over time as the service is provided to the customer. Payment from the customer is due when the customer receives the benefit of the service and the product is delivered to the custody point or plant tailgate. The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2018.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Interest Expense on:
Debt	$67	$67	$200	$200
The Bow office building	16	16	48	47
Capital leases	3	6	12	16
Other	6	12	5	5
	$92	$101	$265	$268

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(74)	$(187)	$138	$(265)
Translation of U.S. dollar risk management contracts issued from Canada	(3)	(21)	7	(53)
Translation of intercompany notes	54	(10)	11	1
	(23)	(218)	156	(317)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	-	3	1	10
U.S. dollar risk management contracts issued from Canada	(1)	(9)	(11)	(8)
Intercompany notes	(1)	15	(48)	17
Other Monetary Revaluations	2	(1)	(5)	4
	$(23)	$(210)	$93	$(294)

The unrealized foreign exchange (gain) loss on translation of U.S. dollar financing debt issued from Canada for the nine months ended September 30, 2017 disclosed in the table above included an out-of-period adjustment in respect of unrealized losses on a foreign-denominated capital lease obligation since December 2013. The cumulative impact recognized within foreign exchange (gain) loss in the Company’s Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2017 was $68 million, before tax ($47 million, after tax). Encana determined that the adjustment was not material to the Condensed Consolidated Financial Statements for the period ended September 30, 2017 or any prior periods.

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Current Tax
Canada	$-	$-	$(66)	$(62)
United States	-	1	2	2
Other Countries	-	-	3	4
Total Current Tax Expense (Recovery)	-	1	(61)	(56)

Deferred Tax
Canada	19	71	(9)	91
United States	(3)	101	4	122
Other Countries	(10)	55	11	70
Total Deferred Tax Expense (Recovery)	6	227	6	283
Income Tax Expense (Recovery)	$6	$228	$(55)	$227
Effective Tax Rate	13.3%	43.7%	343.8%	17.7%

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

During the nine months ended September 30, 2018, the current income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years. During the nine months ended September 30, 2017, the current income tax recovery was primarily due to the successful resolution of certain tax items previously assessed by the taxing authorities relating to prior taxation years. During the three months ended September 30, 2018, the deferred tax expense was primarily due to the changes in the estimated annual effective income tax rate. During the three months ended September 30, 2017, the deferred tax expense was primarily due to the changes in the estimated annual effective income tax rate arising from gains recognized on foreign exchange and divestitures, including allocated goodwill.

The effective tax rate of 343.8 percent for the nine months ended September 30, 2018 is higher than the Canadian statutory rate of 27 percent primarily due to the current year items discussed above. The effective tax rate of 17.7 percent for the nine months ended September 30, 2017 is lower than the Canadian statutory rate of 27 percent primarily due to the items discussed above.

During the nine months ended September 30, 2018, there was no change to the provisional tax adjustment recognized in 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform. The provisional amount recognized may change due to additional regulatory guidance that may be issued, and from additional analysis or changes in interpretation and assumptions of the U.S. Tax Reform made by the Company.

8.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Acquisitions
Canadian Operations	$15	$-	$17	$31
USA Operations	-	2	-	19
Total Acquisitions	15	2	17	50

Divestitures
Canadian Operations	2	(20)	(55)	(26)
USA Operations	(26)	(605)	(34)	(684)
Total Divestitures	(24)	(625)	(89)	(710)
Net Acquisitions & (Divestitures)	$(9)	$(623)	$(72)	$(660)

Acquisitions

For the nine months ended September 30, 2018, acquisitions in the Canadian and USA Operations were $17 million (2017 - $31 million) and nil (2017 - $19 million), respectively, which primarily included purchases with oil and liquids rich potential.

Divestitures

In the Canadian Operations, divestitures during the nine months ended September 30, 2018 were $55 million, which primarily included the sale of the Pipestone midstream assets located in Alberta. During the nine months ended September 30, 2017, divestitures in the Canadian Operations were $26 million, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

In the USA Operations, divestitures during the three and nine months ended September 30, 2018 were $26 million and $34 million, respectively, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets. During the three months ended September 30, 2017, divestitures in the USA Operations comprised the sale of the Piceance natural gas assets in northwestern Colorado for proceeds of approximately $605 million, after closing and other adjustments. During the nine months ended September 30, 2017, divestitures in the USA Operations were $684 million, which primarily included the sale of the Piceance natural gas assets and the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana.

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

9.	Property, Plant and Equipment, Net

	As at September 30, 2018			As at December 31, 2017
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,685	$(13,869)	$816	$14,555	$(14,047)	$508
Unproved properties	255	-	255	311	-	311
Other	27	-	27	43	-	43
	14,967	(13,869)	1,098	14,909	(14,047)	862

USA Operations
Proved properties	27,116	(23,869)	3,247	25,610	(23,240)	2,370
Unproved properties	3,709	-	3,709	4,169	-	4,169
Other	17	-	17	16	-	16
	30,842	(23,869)	6,973	29,795	(23,240)	6,555

Market Optimization	7	(6)	1	7	(5)	2
Corporate & Other	2,236	(775)	1,461	2,299	(764)	1,535
	$48,052	$(38,519)	$9,533	$47,010	$(38,056)	$8,954

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $159 million, which have been capitalized during the nine months ended September 30, 2018 (2017 - $146 million). Included in Corporate and Other are $58 million ($63 million as at December 31, 2017) of international property costs, which have been fully impaired.

Capital Lease Arrangements

The Company has several lease arrangements that are accounted for as capital leases including an office building and an offshore production platform.

As at September 30, 2018, the total carrying value of assets under capital lease was $43 million ($46 million as at December 31, 2017), net of accumulated amortization of $673 million ($684 million as at December 31, 2017). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 11.

Other Arrangement

As at September 30, 2018, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,200 million ($1,255 million as at December 31, 2017) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25‑year term, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 11.

10.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2018	2017

U.S. Dollar Denominated Debt
U.S. Unsecured Notes:
6.50% due May 15, 2019	$500	$500
3.90% due November 15, 2021	600	600
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	4,211	4,211

Increase in Value of Debt Acquired	24	26
Unamortized Debt Discounts and Issuance Costs	(37)	(40)
Current Portion of Long-Term Debt	(500)	-
	$3,698	$4,197

As at September 30, 2018, total long-term debt had a carrying value of $4,198 million and a fair value of $4,766 million (as at December 31, 2017 - carrying value of $4,197 million and a fair value of $5,042 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2018	2017

The Bow Office Building	$1,293	$1,344
Capital Lease Obligations	233	295
Unrecognized Tax Benefits	172	202
Pensions and Other Post-Employment Benefits	121	116
Long-Term Incentive Costs (See Note 16)	67	175
Other Derivative Contracts (See Notes 18, 19)	10	14
Other	20	21
	$1,916	$2,167

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

	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$18	$74	$75	$76	$76	$1,255	$1,574
Less: Amounts Representing Interest	16	62	62	61	60	777	1,038
Present Value of Expected Future
Lease Payments	$2	$12	$13	$15	$16	$478	$536
Sublease Recoveries (undiscounted)	$(9)	$(37)	$(37)	$(37)	$(37)	$(617)	$(774)

Capital Lease Obligations

As described in Note 9, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 15.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.

	2018	2019	2020	2021	2022	Thereafter	Total

Expected Future Lease Payments	$25	$99	$99	$87	$8	$38	$356
Less: Amounts Representing Interest	5	15	10	4	2	5	41
Present Value of Expected Future Lease Payments	$20	$84	$89	$83	$6	$33	$315

12.	Asset Retirement Obligation

	As at	As at
	September 30,	December 31,
	2018	2017

Asset Retirement Obligation, Beginning of Year	$514	$687
Liabilities Incurred and Acquired	13	11
Liabilities Settled and Divested	(28)	(333)
Change in Estimated Future Cash Outflows	-	88
Accretion Expense	24	37
Foreign Currency Translation	(12)	24
Asset Retirement Obligation, End of Period	$511	$514

Current Portion	$104	$44
Long-Term Portion	407	470
	$511	$514

13.	Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at September 30, 2018		As at December 31, 2017
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.1	$4,757	973.0	$4,756
Common Shares Purchased	(20.7)	(102)	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	952.4	$4,655	973.1	$4,757

During the nine months ended September 30, 2018, Encana issued 40,057 common shares totaling $0.5 million under the Company’s dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2017, Encana issued 58,480 common shares totaling $0.6 million under the DRIP.

Dividends

During the three months ended September 30, 2018, Encana paid dividends of $0.015 per common share totaling $14 million (2017 - $0.015 per common share totaling $15 million). During the nine months ended September 30, 2018, Encana paid dividends of $0.045 per common share totaling $43 million (2017 - $0.045 per common share totaling $44 million).

For the three and nine months ended September 30, 2018, the dividends paid included $0.1 million and $0.5 million, respectively, in common shares issued in lieu of cash dividends under the DRIP (for the three and nine months ended September 30, 2017 - $0.2 million and $0.5 million, respectively).

On October 31, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on December 31, 2018 to common shareholders of record as of December 14, 2018.

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

For the nine months ended September 30, 2018, the Company purchased approximately 20.7 million common shares for total consideration of approximately $250 million. Of the amount paid, $102 million was charged to share capital and $148 million was charged to accumulated deficit.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2018	2017	2018	2017

Net Earnings (Loss)	$39	$294	$39	$1,056

Number of Common Shares:
Weighted average common shares outstanding - Basic	955.1	973.1	962.2	973.1
Effect of dilutive securities	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	955.1	973.1	962.2	973.1

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.04	$0.30	$0.04	$1.09

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at September 30, 2018 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

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

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,028	$1,125	$1,029	$1,200
Change in Foreign Currency Translation Adjustment	22	(97)	21	(172)
Balance, End of Period	$1,050	$1,028	$1,050	$1,028

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$12	$9	$13	$10
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 17)	-	-	(1)	(1)
Income Taxes	-	-	-	-
Curtailment in Net Defined Periodic Benefit Cost (See Note 17)	-	(1)	-	(1)
Income Taxes	-	-	-	-
Balance, End of Period	$12	$8	$12	$8
Total Accumulated Other Comprehensive Income	$1,062	$1,036	$1,062	$1,036

15.	Variable Interest Entities

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

As a result of the purchase option and fixed price renewal options, Encana has determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.  Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at September 30, 2018, Encana had a capital lease obligation of $259 million ($314 million as at December 31, 2017) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2018, VMLP provides approximately 1,240 MMcf/d of natural gas gathering and compression and 977 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 13 to 27 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,425 million as at September 30, 2018. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at September 30, 2018, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

16.	Compensation Plans

Encana has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include TSARs, Performance TSARs, SARs, Performance Share Units (“PSUs”), Deferred Share Units (“DSUs”) and RSUs. These compensation arrangements are share-based.

Encana accounts for TSARs, Performance TSARs, SARs, PSUs and RSUs as cash-settled share-based payment transactions and, accordingly, accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton and other fair value models.

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at September 30, 2018		As at September 30, 2017
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	2.18%	2.18%	1.53%	1.53%
Dividend Yield	0.46%	0.46%	0.51%	0.53%
Expected Volatility Rate (1)	55.44%	51.90%	59.35%	55.21%
Expected Term	1.6 yrs	2.0 yrs	1.6 yrs	1.7 yrs
Market Share Price	US$13.11	C$16.93	US$11.78	C$14.69
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total Compensation Costs of Transactions Classified as Cash-Settled	$36	$91	$118	$84
Less: Total Share-Based Compensation Costs Capitalized	(11)	(30)	(33)	(30)
Total Share-Based Compensation Expense (Recovery)	$25	$61	$85	$54

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$8	$18	$24	$18
Administrative	17	43	61	36
	$25	$61	$85	$54

As at September 30, 2018, the liability for share-based payment transactions totaled $357 million ($327 million as at December 31, 2017), of which $290 million ($152 million as at December 31, 2017) is recognized in accounts payable and accrued liabilities and $67 million ($175 million as at December 31, 2017) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at September 30, 2018	As at December 31, 2017

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$287	$274
Vested	70	53
	$357	$327

The following units were granted primarily in conjunction with the Company’s February annual long-term incentive award. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Nine Months Ended September 30, 2018 (thousands of units)

TSARs	872
SARs	377
PSUs	2,546
DSUs	45
RSUs	5,358

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Net Defined Periodic Benefit Cost	$1	$-	$5	$1	$6	$1
Defined Contribution Plan Expense	17	17	-	-	17	17
Total Benefit Plans Expense	$18	$17	$5	$1	$23	$18

Of the total benefit plans expense, $17 million (2017 - $18 million) was included in operating expense, $6 million (2017 - $6 million) was included in administrative expense and a gain of nil (2017 - $6 million) was included in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2018	2017	2018	2017	2018	2017

Service Cost	$1	$1	$5	$6	$6	$7
Interest Cost	5	6	2	2	7	8
Expected Return on Plan Assets	(6)	(7)	-	-	(6)	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	-	(2)	(1)	(1)	(1)
Curtailment	-	-	-	(1)	-	(1)
Curtailment	-	-	-	(5)	-	(5)
Total Net Defined Periodic Benefit Cost (1)	$1	$-	$5	$1	$6	$1

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at September 30, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$13	$200	$-	$213	$(77)	$136
Long-term assets	-	144	-	144	(14)	130
Foreign Currency Derivatives:
Current assets	-	10	-	10	-	10
Long-term assets	-	2	-	2	-	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$405	$122	$527	$(77)	$450
Long-term liabilities	-	56	26	82	(14)	68
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	-	-

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	10	-	10	-	10

As at December 31, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$189	$-	$189	$(15)	$174
Long-term assets	-	248	-	248	(2)	246
Foreign Currency Derivatives:
Current assets	-	31	-	31	-	31

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$3	$196	$51	$250	$(15)	$235
Long-term liabilities	-	15	-	15	(2)	13
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	14	-	14	-	14

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at September 30, 2018, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2019. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the nine months ended September 30 is presented below:

	Risk Management
	2018	2017

Balance, Beginning of Year	$(51)	$(36)
Total Gains (Losses)	(177)	38
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	80	(9)
Transfers Out of Level 3 (1)	-	-
Balance, End of Period	$(148)	$(7)
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$(136)	$8

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2018	As at December 31, 2017
Risk Management - WTI Options	Option Model	Implied Volatility	23% - 102%	17% - 76%

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2018, Encana has entered into $179 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7579 to C$1, which mature monthly throughout 2019.

Risk Management Positions as at September 30, 2018

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	110.5 Mbbls/d	2018	55.65	$(175)
WTI Fixed Price	35.0 Mbbls/d	2019	60.31	(134)
Propane Fixed Price	9.0 Mbbls/d	2018	39.05	(5)
Propane Fixed Price	4.8 Mbbls/d	2019	34.87	(9)
Butane Fixed Price	7.0 Mbbls/d	2018	43.49	(7)
Butane Fixed Price	3.0 Mbbls/d	2019	38.89	(8)
Ethane Fixed Price	3.0 Mbbls/d	2019	17.19	(1)

WTI Fixed Price Swaptions (1)	24.0 Mbbls/d	Q1 - Q2 2019	63.13	(42)

WTI Three-Way Options
Sold call / bought put / sold put	16.0 Mbbls/d	2018	54.49 / 47.17 / 36.88	(25)
Sold call / bought put / sold put	52.5 Mbbls/d	2019	69.22 / 59.47 / 48.57	(110)

WTI Costless Collars
Sold call / bought put	10.0 Mbbls/d	2018	57.08 / 45.00	(13)

Basis Contracts (2)		2018		15
		2019		27
		2020		(4)

Crude Oil and NGLs Fair Value Position				(491)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	1,017 MMcf/d	2018	3.03	(1)
NYMEX Fixed Price	742 MMcf/d	2019	2.73	(13)

NYMEX Fixed Price Swaptions (3)	300 MMcf/d	Q1 - Q2 2019	2.99	(7)

NYMEX Call Options
Sold call price	230 MMcf/d	2018	3.75	-
Sold call price	230 MMcf/d	2019	3.75	(4)
Bought call price	230 MMcf/d	2019	3.75	-
Sold call price	230 MMcf/d	2020	3.25	1

Basis Contracts (4)		2018		35
		2019		126
		2020		88
		2021 - 2023		18

Natural Gas Fair Value Position				243

Net Premiums Received on Unexpired Options				(4)

Other Derivative Contracts
Fair Value Position				(15)

Foreign Currency Contracts
Fair Value Position (5)		2018 - 2019		12
Total Fair Value Position and Net Premiums Received				$(255)

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(2)	Encana has entered into swaps to protect against weakening Midland, Magellan East Houston, Louisiana Light Sweet and Edmonton Condensate differentials to WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain Q3 - Q4 2018 Fixed Price swaps to Q1- Q2 2019.
(4)	Encana has entered into swaps to protect against weakening AECO, Dawn, Chicago, Malin and Waha basis to NYMEX.
(5)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(77)	$41	$(95)	$36
Transportation and processing	-	-	-	(4)
Foreign Currency Derivatives:
Foreign exchange	1	9	11	8
	$(76)	$50	$(84)	$40

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(164)	$(76)	$(422)	$396
Foreign Currency Derivatives:
Foreign exchange	9	14	(17)	40
	$(155)	$(62)	$(439)	$436

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(241)	$(35)	$(517)	$432
Transportation and processing	-	-	-	(4)
Foreign Currency Derivatives:
Foreign exchange	10	23	(6)	48
	$(231)	$(12)	$(523)	$476

(1)

Includes realized gains of $2 million and $5 million for the three and nine months ended September 30, 2018, respectively, (2017 - gains of $2 million and $5 million, respectively) related to other derivative contracts.

(2)

Includes unrealized losses of nil and $1 million for the three and nine months ended September 30, 2018, respectively, (2017 - losses of nil and $1 million, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2018		2017
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$183
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(523)	$(523)	$476
Settlement of Other Derivative Contracts	5
Fair Value of Contracts Realized During the Period	84	84	(40)
Fair Value of Contracts Outstanding	$(251)	$(439)	$436
Net Premiums Received on Unexpired Options	(4)
Fair Value of Contracts and Net Premiums Received, End of Period	$(255)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2018	2017

Risk Management Assets
Current	$146	$205
Long-term	132	246
	278	451

Risk Management Liabilities
Current	450	236
Long-term	68	13
	518	249

Other Derivative Contracts
Current in accounts payable and accrued liabilities	5	5
Long-term in other liabilities and provisions	10	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(255)	$183

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the New York Stock Exchange and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 18. As at September 30, 2018, the Company had no significant credit derivatives in place and held no collateral.

As at September 30, 2018, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2018, approximately 92 percent (92 percent as at December 31, 2017) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at September 30, 2018, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. As at September 30, 2018, these counterparties accounted for 69 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2017, Encana had three counterparties whose net settlement position accounted for 56 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from three to six years with a fair value recognized of $15 million as at September 30, 2018 ($19 million as at December 31, 2017). The maximum potential amount of undiscounted future payments is $258 million as at September 30, 2018, and is considered unlikely.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating Activities
Accounts receivable and accrued revenues	$(8)	$(34)	$(152)	$69
Accounts payable and accrued liabilities	59	(82)	99	(253)
Income tax receivable and payable	262	214	252	(7)
	$313	$98	$199	$(191)

B)	Non-Cash Activities
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 12)	$3	$3	$13	$9
Property, plant and equipment accruals	(20)	(18)	61	60
Capitalized long-term incentives	11	30	6	30
Property additions/dispositions (swaps)	55	28	195	193
Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 13)	$-	$1	$-	$1

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2018:

	Expected Future Payments
(undiscounted)	2018	2019	2020	2021	2022	Thereafter	Total

Transportation and Processing	$146	$709	$688	$598	$571	$2,763	$5,475
Drilling and Field Services	73	66	29	9	-	-	177
Operating Leases	4	17	17	16	16	49	119
Total	$223	$792	$734	$623	$587	$2,812	$5,771

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

22.	Subsequent Events

Agreement to Acquire Newfield Exploration Company

On November 1, 2018, Encana announced that it has entered into a definitive merger agreement to acquire all of the issued and outstanding shares of common stock of Newfield Exploration Company (“Newfield”) in an all-stock transaction. Under the terms of the merger agreement, Newfield shareholders will receive 2.6719 common shares of Encana for each share of Newfield common stock. The transaction has been unanimously approved by the Board of Directors of both Encana and Newfield and is subject to the terms and conditions set forth in the merger agreement. The transaction is expected to close in the first quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2018 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2017, which are included in Items 8 and 7, respectively, of the 2017 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

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

Highlights

During the first nine months of 2018, Encana focused on executing its 2018 capital plan, maintaining operational efficiencies achieved in 2017 and minimizing the effect of inflationary costs. Higher revenues in the first nine months of 2018 compared to 2017 resulting from higher liquids benchmark prices and production volumes. Higher oil and NGL benchmark prices contributed to increases in Encana’s average realized oil and NGL prices of 40 percent and 35 percent, respectively. Liquids production volumes increased by 32 percent compared to 2017. Encana is also focused on the diversification of the Company’s downstream markets to capture higher realized prices. Encana remains committed to delivering a business model that allows the Company to adapt to fluctuating commodity prices.

Significant Developments

•

Received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019. As of September 30, 2018, the Company has purchased approximately 20.7 million common shares for total consideration of approximately $250 million.

•

Completed the sale of the Company’s Pipestone liquids hub in Alberta to Keyera Partnership, a subsidiary of Keyera Corp., announced on April 2, 2018. In conjunction with the sale, Keyera will own and construct a natural gas processing facility and provide Encana with processing services under a competitive fee-for-service arrangement in support of the Company’s liquids growth plans in Montney.

Financial Results

Three months ended September 30, 2018

•	Reported net earnings of $39 million, including a net loss on risk management in revenues of $241 million, before tax.
•	Generated cash from operating activities of $885 million, Non-GAAP Cash Flow of $589 million and Non-GAAP Cash Flow Margin of $16.93 per BOE.
•	Paid dividends of $0.015 per common share.

Nine months ended September 30, 2018

•	Reported net earnings of $39 million, including a net loss on risk management in revenues of $517 million, before tax, and a net foreign exchange loss of $93 million, before tax.
•	Recovered current taxes of approximately $61 million and interest of $11 million primarily resulting from the resolution of certain tax items relating to prior taxation years.
•	Generated cash from operating activities of $1,741 million, Non-GAAP Cash Flow of $1,575 million and Non-GAAP Cash Flow Margin of $16.63 per BOE, including the tax items noted above.
•	Paid dividends of $0.045 per common share.
•	Held cash and cash equivalents of $615 million and had available credit facilities of $4.0 billion for total liquidity of $4.6 billion at September 30, 2018.

Capital Investment

•	Directed $350 million, or 67 percent, of total capital spending to Permian and Montney in the third quarter of 2018 and $1,163 million, or 72 percent, during the first nine months of 2018.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended September 30, 2018

•

Produced average oil and NGL volumes of 178.7 Mbbls/d which accounted for 47 percent of total production volumes. Average oil and plant condensate production volumes of 136.5 Mbbls/d were 76 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,197 MMcf/d which accounted for 53 percent of total production volumes.

Nine months ended September 30, 2018

•

Produced average oil and NGL volumes of 159.9 Mbbls/d which accounted for 46 percent of total production volumes. Average oil and plant condensate production volumes of 122.7 Mbbls/d were 77 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,123 MMcf/d which accounted for 54 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to other downstream markets to maximize realized commodity prices and revenues through a combination of derivative financial instruments and transportation contracts.
•

Continued to benefit from secured pipeline transportation capacity to the Dawn and Houston markets to protect against weakening AECO and Midland differentials to NYMEX and WTI, respectively; maintained access to local markets through existing transportation contracts.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.
•

Incurred higher transportation and processing expense in the third quarter and the first nine months of 2018 of $79 million, or 40 percent, and $182 million, or 29 percent, respectively, compared to the same periods in 2017 primarily due to higher volumes in Montney and Permian, and additional costs incurred in conjunction with the diversification of other downstream markets to capture higher realized prices.

Subsequent Events

On November 1, 2018, Encana announced that it has entered into a definitive merger agreement to acquire all of the issued and outstanding shares of common stock of Newfield Exploration Company (“Newfield”) in an all-stock transaction. Under the terms of the merger agreement, Newfield shareholders will receive 2.6719 common shares of Encana for each share of Newfield common stock. The transaction has been unanimously approved by the Board of Directors of both Encana and Newfield and is subject to the terms and conditions set forth in the merger agreement. The transaction is expected to close in the first quarter of 2019.

On October 1, 2018, Encana announced an agreement to sell its San Juan assets, comprising approximately 182,000 net acres in New Mexico, to DJR Energy, LLC for total consideration of approximately $480 million. The transaction is expected to close in the fourth quarter of 2018, with an effective date of April 1, 2018, and is subject to the satisfaction of normal closing conditions and customary closing adjustments.

2018 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices for the remainder of 2018 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. The original OPEC agreement implemented in 2017 to limit output and the drawdowns of oil storage inventory levels were generally supportive of oil prices in the first half of 2018. Trade disputes and oil supply outages in recent months resulting from geopolitical instability in major producing countries has created additional uncertainty for oil and gas supply which could impact prices for the remainder of the year. As well, prices could be impacted as a result of decisions made by OPEC and certain non-OPEC countries to increase future oil production. OPEC and certain non-OPEC countries are expected to meet again in December 2018 to review production levels and decide on a framework for permanent cooperation with allied producers to seek a balanced and sustainable global oil market. The result of this meeting could further contribute to price fluctuations in 2019.

Natural gas prices in 2018 will be affected by the timing of supply and demand growth and the effects of weather. Natural gas prices in western Canada have seen significant negative price pressure as supply reached multi-year highs, surpassing regional demand and stressing effective pipeline capacity. Relatively strong condensate prices may also lend support to activity levels resulting in continued downward pressure on natural gas prices for the remainder of 2018. Potential for improvement in U.S. natural gas prices remains limited due to continued substantial production increases in Northeast U.S. and associated gas production in the Permian Basin.

Company Outlook

Encana is positioned to be flexible in the current price environment in order to continue to achieve strong returns. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at September 30, 2018, the Company has hedged approximately 137 Mbbls/d of expected oil and condensate production and 1,017 MMcf/d of expected natural gas production for the remainder of the year. Additional information on Encana’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Company released updated Corporate Guidance on November 1, 2018, revising its guidance range downward for transportation and processing expense from $7.40 to $7.75 per BOE to $7.20 to $7.40 per BOE to reflect lower cost structures than anticipated. The Company also updated its full year capital investment guidance to approximately $2.0 billion from the previous guidance range of $1.8 to $1.9 billion reflecting higher costs associated with diesel fuel, steel tariffs and delays in sourcing local sand in Eagle Ford. The updated full year capital investment guidance of approximately $2.0 billion includes current year expenditures on the Pipestone liquids hub and the San Juan assets totaling approximately $55 million. The liquids hub divestiture and previously announced sale of the San Juan assets are expected to generate proceeds totaling approximately $515 million.

Encana’s updated 2018 Corporate Guidance can be accessed on the Company’s website at www.encana.com.

Capital Investment

Encana is on track to meet its updated full year capital investment guidance of approximately $2.0 billion. During the first nine months of 2018, the Company spent $1.6 billion, of which $718 million was directed to Permian where the Company has drilled 81 net wells and $445 million was directed to Montney with 108 net wells drilled. Capital investment in Permian is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is allocated to both Cutbank Ridge and Pipestone with a focus on growing condensate volumes. The remainder of the capital investment, primarily directed to Eagle Ford and Duvernay, is expected to optimize production and margins.

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

Production

As part of the Company’s long-term growth strategy, Encana has significantly shifted its production mix to a more balanced portfolio in the recent years, thereby reducing the extent of exposure to market volatility of a particular commodity. During the first nine months of 2018, average liquids production volumes were 159.9 Mbbls/d and average natural gas production volumes were 1,123 MMcf/d. The Company expects to deliver substantial liquids growth for the remainder of the year. The Company is on track to meet the full year 2018 guidance ranges for liquids production volumes of 165.0 Mbbls/d to 175.0 Mbbls/d and natural gas production volumes of 1,150 MMcf/d to 1,250 MMcf/d by year end as a result of the Company’s growth plans for Montney. Encana’s growth plans for Montney are supported by third party processing plants commissioned in 2017 and the second quarter of 2018, as well as the completion of the Pipestone liquids hub at the end of the third quarter.

Operating Expenses

Efficiency improvements and lower service costs are expected to be maintained through the support of the Company’s culture of innovation and its focus on continuous improvement in operational execution. As activity in the industry accelerates, Encana expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses. Operating costs in the first nine months of 2018 are on track to meet the full year updated 2018 guidance ranges. Transportation and processing expense was $7.39 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, were $3.35 per BOE and $1.34 per BOE, respectively.

Service costs are expected to increase with higher activity in the oil and gas industry and the recovery of liquids prices. Encana strives to offset any inflationary pressures with efficiency improvements and effective supply chain management, including favorable price negotiations.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017 (1)	2018	2017 (1)

Product and Service Revenues
Upstream product revenues	$1,166	$652	$3,107	$2,119
Market optimization	317	224	909	614
Service revenues	5	4	9	18
Total Product and Service Revenues	1,488	880	4,025	2,751

Gains (Losses) on Risk Management, Net	(241)	(35)	(517)	432
Sublease Revenues	15	16	50	50
Total Revenues	1,262	861	3,558	3,233

Total Operating Expenses (2)	1,143	865	3,218	2,427
Operating Income (Loss)	119	(4)	340	806
Total Other (Income) Expenses	74	(526)	356	(477)
Net Earnings (Loss) Before Income Tax	45	522	(16)	1,283
Income Tax Expense (Recovery)	6	228	(55)	227

Net Earnings (Loss)	$39	$294	$39	$1,056

(1)

2017 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”, as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2018	2017	2018	2017

Oil & NGLs
WTI ($/bbl)	$69.50	$48.21	$66.75	$49.47
Edmonton Condensate (C$/bbl)	$87.34	$59.59	$85.30	$64.62

Natural Gas
NYMEX ($/MMBtu)	$2.90	$3.00	$2.90	$3.17
AECO (C$/Mcf)	$1.35	$2.04	$1.41	$2.58
Dawn (C$/MMBtu)	$3.79	$3.62	$3.73	$4.01

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2018	2017	2018	2017	2018	2017	2018	2017

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.3	0.6	$60.32	$31.66	0.4	0.5	$57.83	$37.25
USA Operations	95.2	74.6	66.84	45.78	87.3	72.9	65.66	47.07
Total	95.5	75.2	66.82	45.66	87.7	73.4	65.62	47.01

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	36.3	22.8	64.82	46.41	31.2	20.7	64.61	47.74
USA Operations	4.7	5.1	55.23	36.63	3.8	3.1	55.12	38.95
Total	41.0	27.9	63.73	44.61	35.0	23.8	63.60	46.59

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	14.4	4.5	30.25	22.68	12.5	4.7	28.87	21.47
USA Operations	27.8	19.9	28.27	18.37	24.7	19.3	24.08	18.11
Total	42.2	24.4	28.95	19.16	37.2	24.0	25.69	18.77

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	50.7	27.3	54.99	42.52	43.7	25.4	54.41	42.84
USA Operations	32.5	25.0	32.15	22.13	28.5	22.4	28.16	21.01
Total	83.2	52.3	46.07	32.75	72.2	47.8	44.07	32.61

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	51.0	27.9	55.03	42.28	44.1	25.9	54.44	42.74
USA Operations	127.7	99.6	58.01	39.83	115.8	95.3	56.45	40.95
Total	178.7	127.5	57.16	40.37	159.9	121.2	55.90	41.33

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	1,038	736	1.96	1.73	975	802	2.09	2.21
USA Operations	159	203	2.19	2.90	148	306	2.25	3.10
Total	1,197	939	1.99	1.98	1,123	1,108	2.11	2.46

Total Production (MBOE/d, $/BOE)
Canadian Operations	224.1	150.4	21.62	16.29	206.5	159.5	21.46	18.06
USA Operations	154.1	133.6	50.30	34.13	140.5	146.3	48.90	33.15
Total	378.2	284.0	33.30	24.67	347.0	305.8	32.57	25.28

Production Mix (%)
Oil & Plant Condensate	36	36			35	32
NGLs – Other	11	9			11	8
Total Oil & NGLs	47	45			46	40
Natural Gas	53	55			54	60

Core Assets Production
Oil (Mbbls/d)	93.5	71.9			85.5	69.3

NGLs – Plant Condensate (Mbbls/d)	40.8	27.4			34.9	23.2
NGLs – Other (Mbbls/d)	41.1	22.9			36.0	22.3
Total NGLs (Mbbls/d)	81.9	50.3			70.9	45.5

Total Oil & NGLs (Mbbls/d)	175.4	122.2			156.4	114.8

Natural Gas (MMcf/d)	1,138	754			1,054	775

Total Production (MBOE/d)	364.9	248.0			332.0	244.0

% of Total Encana Production	96	87			96	80

(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.

Upstream Product Revenues

	Three months ended September 30,				Nine months ended September 30,

($ millions)	Oil	NGLs (1)	Natural Gas (2)	Total	Oil	NGLs (1)	Natural Gas (2)	Total

2017 Upstream Product Revenues	$317	$156	$173	$646	$942	$425	$745	$2,112
Increase (decrease) due to:
Sales prices	184	92	10	286	445	195	(59)	581
Production volumes	86	106	36	228	185	248	(39)	394
2018 Upstream Product Revenues	$587	$354	$219	$1,160	$1,572	$868	$647	$3,087

(1)	Includes plant condensate.
(2)

Natural gas revenues for the third quarter and the first nine months of 2018 exclude a royalty adjustment with no associated production volumes of $6 million and $20 million, respectively (2017 - $6 million and $7 million, respectively).

Oil Revenues

Three months ended September 30, 2018 versus September 30, 2017

Oil revenues increased $270 million compared to the third quarter of 2017 primarily due to:

•

Higher average realized oil prices of $21.16 per bbl, or 46 percent, increased revenues by $184 million. The increase reflected a higher WTI benchmark price which was up 44 percent and exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets, partially offset by weakening regional pricing in USA Operations; and

•

Higher average oil production volumes of 20.3 Mbbls/d increased revenues by $86 million. Higher volumes were primarily due to a successful drilling program in Permian (24.3 Mbbls/d), partially offset by natural declines in Eagle Ford (3.0 Mbbls/d).

Nine months ended September 30, 2018 versus September 30, 2017

Oil revenues increased $630 million compared to the first nine months of 2017 primarily due to:

•

Higher average realized oil prices of $18.61 per bbl, or 40 percent, increased revenues by $445 million. The increase reflected a higher WTI benchmark price which was up 35 percent and exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•

Higher average oil production volumes of 14.3 Mbbls/d increased revenues by $185 million. Higher volumes were primarily due to a successful drilling program in Permian (20.5 Mbbls/d), partially offset by natural declines in Eagle Ford (3.8 Mbbls/d) and asset sales (1.2 Mbbls/d), which mainly include the Tuscaloosa Marine Shale assets in the second quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017.

NGL Revenues

Three months ended September 30, 2018 versus September 30, 2017

NGL revenues increased $198 million compared to the third quarter of 2017 primarily due to:

•

Higher average realized NGL prices of $13.32 per bbl, or 41 percent, increased revenues by $92 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 44 percent and 47 percent, respectively, as well as benchmark prices for other NGLs; and

•

Higher average NGL production volumes of 30.9 Mbbls/d increased revenues by $106 million. Higher volumes were due to successful drilling programs in Montney and Permian (36.1 Mbbls/d), partially offset by natural declines in Duvernay and Eagle Ford (3.6 Mbbls/d).

Nine months ended September 30, 2018 versus September 30, 2017

NGL revenues increased $443 million compared to the first nine months of 2017 primarily due to:

•

Higher average realized NGL prices of $11.46 per bbl, or 35 percent, increased revenues by $195 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 35 percent and 32 percent, respectively, as well as benchmark prices for other NGLs; and

•

Higher average NGL production volumes of 24.4 Mbbls/d increased revenues by $248 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (29.7 Mbbls/d), partially offset by natural declines in Duvernay (2.1 Mbbls/d), increased downtime resulting from scheduled plant maintenance for processing liquids rich volumes in Montney (1.2 Mbbls/d) and asset sales (1.1 Mbbls/d), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017.

Natural Gas Revenues

Three months ended September 30, 2018 versus September 30, 2017

Natural gas revenues increased $46 million compared to the third quarter of 2017 primarily due to:

•

Slightly higher average realized natural gas prices of $0.01 per Mcf, or one percent, increased revenues by $10 million. The increase reflected exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets, partially offset by lower NYMEX and AECO benchmark prices which were down three percent and 34 percent, respectively, and lower regional pricing in USA Operations; and

•

Higher average natural gas production volumes of 258 MMcf/d increased revenues by $36 million. Higher volumes were due to successful drilling programs in Montney and Permian (347 MMcf/d) and decreased downtime primarily resulting from scheduled plant maintenance in Montney in 2017 (54 MMcf/d), partially offset by asset sales (121 MMcf/d), which mainly included certain assets in Wheatland in the fourth quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017, and natural declines in Duvernay (12 MMcf/d) and in Other Upstream Operations (11 MMcf/d) in the third quarter of 2018.

Nine months ended September 30, 2018 versus September 30, 2017

Natural gas revenues decreased $98 million compared to the first nine months of 2017 primarily due to:

•

Lower average realized natural gas prices of $0.35 per Mcf, or 14 percent, decreased revenues by $59 million. The decrease reflected lower NYMEX and AECO benchmark prices which were down nine percent and 45 percent, respectively, as well as lower regional pricing in USA Operations, partially offset by exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets; and

•	Production volume changes decreased revenues by $39 million resulting from:
o

Lower production volumes in the USA Operations (158 MMcf/d) decreased revenues by $134 million primarily due to the sale of the Piceance natural gas assets in the third quarter of 2017 (173 MMcf/d), partially offset by a successful drilling program in Permian in 2018 (25 MMcf/d).

o

Higher production volumes in Canadian Operations (173 MMcf/d) increased revenues by $95 million resulting from a successful drilling program in Montney (242 MMcf/d) and decreased downtime resulting from scheduled plant maintenance in Montney in 2017 (27 MMcf/d), partially offset by asset sales (66 MMcf/d), which mainly include certain assets in Wheatland in the fourth quarter of 2017, and lower volumes in Other Upstream Operations (30 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at September 30, 2018 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of Encana’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(87)	$14	$(208)	$30
NGLs (2)	(47)	4	(105)	5
Natural Gas	56	21	216	(4)
Other (3)	1	2	2	5
Total	(77)	41	(95)	36

Unrealized Gains (Losses) on Risk Management	(164)	(76)	(422)	396
Total Gains (Losses) on Risk Management, Net	$(241)	$(35)	$(517)	$432

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2018	2017	2018	2017

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(9.77)	$2.12	$(8.68)	$1.51
NGLs ($/bbl) (2)	$(6.21)	$0.58	$(5.32)	$0.33
Natural Gas ($/Mcf)	$0.51	$0.25	$0.70	$(0.01)
Total ($/BOE)	$(2.23)	$1.50	$(1.02)	$0.37

(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Includes plant condensate.
(3)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Market Optimization	$317	$224	$909	$614

Three months ended September 30, 2018 versus September 30, 2017

Market Optimization revenues increased $93 million compared to the third quarter of 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($137 million), partially offset by lower natural gas benchmark prices ($44 million).

Nine months ended September 30, 2018 versus September 30, 2017

Market Optimization revenues increased $295 million compared to the first nine months of 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($472 million), partially offset by lower natural gas benchmark prices ($177 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$4	$6	$12	$16
USA Operations	41	21	97	64
Total	$45	$27	$109	$80

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$0.20	$0.42	$0.22	$0.37
USA Operations	$2.91	$1.69	$2.53	$1.59
Total	$1.31	$1.01	$1.15	$0.95

Three months ended September 30, 2018 versus September 30, 2017

Production, mineral and other taxes increased $18 million compared to the third quarter of 2017 primarily due to:

•	Higher liquids prices in Permian and Eagle Ford and higher production volumes in Permian ($19 million) and lower production taxes in 2017 from tax recoveries in the USA Operations ($4 million);

partially offset by:

•

Asset sales ($3 million), which mainly include certain assets in Wheatland in the fourth quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017 and lower natural gas prices ($2 million).

Nine months ended September 30, 2018 versus September 30, 2017

Production, mineral and other taxes increased $29 million compared to the first nine months of 2017 primarily due to:

•	Higher liquids prices in Permian and Eagle Ford and higher production volumes in Permian ($36 million) and lower production taxes in 2017 from tax recoveries in the USA Operations ($6 million);

partially offset by:

•	Asset sales ($14 million), which mainly include certain assets in Wheatland in the fourth quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$211	$138	$608	$403
USA Operations	34	31	92	141
Upstream Transportation and Processing	245	169	700	544

Market Optimization	33	30	99	73
Total	$278	$199	$799	$617

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$10.26	$10.00	$10.78	$9.26
USA Operations	$2.38	$2.55	$2.39	$3.53
Upstream Transportation and Processing	$7.05	$6.50	$7.39	$6.52

Three months ended September 30, 2018 versus September 30, 2017

Transportation and processing expense increased $79 million compared to the third quarter of 2017 primarily due to:

•

Higher volumes and gathering and processing fees in Montney and Permian ($51 million), higher downstream processing and transportation costs due to higher volumes primarily in Montney and Permian and costs relating to the diversification of the Company’s downstream markets ($48 million);

partially offset by:

•

Asset sales ($11 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017 and the lower U.S./Canadian dollar exchange rate ($6 million).

Nine months ended September 30, 2018 versus September 30, 2017

Transportation and processing expense increased $182 million compared to the first nine months of 2017 primarily due to:

•

Higher volumes and gathering and processing fees in Montney and Permian ($125 million), higher downstream processing and transportation costs due to higher volumes primarily in Montney and Permian and costs relating to the diversification of the Company’s downstream markets ($139 million) and the higher U.S./Canadian dollar exchange rate ($6 million);

partially offset by:

•

Asset sales ($71 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017 and lower volumes in Other Upstream Operations ($16 million).

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$34	$36	$98	$89
USA Operations	80	81	238	252
Upstream Operating Expense	114	117	336	341

Market Optimization	8	11	25	23
Corporate & Other	2	4	11	13
Total	$124	$132	$372	$377

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$1.61	$2.50	$1.70	$1.97
USA Operations	$5.56	$6.57	$6.16	$6.17
Upstream Operating Expense (1)	$3.22	$4.41	$3.51	$3.98

(1)

Upstream Operating Expense per BOE for the third quarter and first nine months of 2018 includes long-term incentive costs of $0.15/BOE and $0.16/BOE, respectively (2017 - $0.45/BOE and $0.13/BOE, respectively).

Three months ended September 30, 2018 versus September 30, 2017

Operating expense decreased $8 million compared to the third quarter of 2017 primarily due to:

•

Lower long-term incentive costs in 2018 resulting from the smaller change in Encana’s share price in the third quarter of 2018 compared to 2017 ($10 million) and asset sales ($8 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017;

partially offset by:

•	Higher activity in Montney and Permian ($13 million).

Nine months ended September 30, 2018 versus September 30, 2017

Operating expense decreased $5 million compared to the first nine months of 2017 primarily due to:

•	Asset sales ($43 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017;

partially offset by:

•	Higher activity in Montney and Permian ($35 million) and higher long-term incentive costs resulting from the increase in Encana’s share price in the first nine months of 2018 ($6 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Market Optimization	$282	$202	$803	$565

Three months ended September 30, 2018 versus September 30, 2017

Purchased product expense increased $80 million compared to the third quarter of 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($131 million), partially offset by lower natural gas benchmark prices ($51 million).

Nine months ended September 30, 2018 versus September 30, 2017

Purchased product expense increased $238 million compared to the first nine months of 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with the Company’s previous divestitures ($444 million), partially offset by lower natural gas benchmark prices ($206 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Additional information can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2017 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Canadian Operations	$95	$53	$257	$170
USA Operations	241	139	628	368
Upstream DD&A	336	192	885	538

Market Optimization	-	1	1	1
Corporate & Other	13	17	38	51
Total	$349	$210	$924	$590

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2018	2017	2018	2017

Canadian Operations	$4.57	$3.84	$4.55	$3.89
USA Operations	$17.05	$11.31	$16.39	$9.22
Upstream DD&A	$9.65	$7.35	$9.34	$6.44

Three months ended September 30, 2018 versus September 30, 2017

DD&A increased $139 million compared to the third quarter of 2017 primarily due to:

•	Higher depletion rates in the USA and Canadian Operations ($79 million and $23 million, respectively) and higher volumes in the USA and Canadian Operations ($24 million and $22 million, respectively).

The depletion rates in the Canadian and USA Operations increased $0.73 per BOE and $5.74 per BOE, respectively, compared to the third quarter of 2017 primarily due to:

•	Higher capital spending resulting from an increased capital program in 2018 and transfers of unproved property costs of previously acquired assets which have been evaluated for proved reserves.

Nine months ended September 30, 2018 versus September 30, 2017

DD&A increased $334 million compared to the first nine months of 2017 primarily due to:

•	Higher depletion rates in the USA and Canadian Operations ($265 million and $42 million, respectively) and higher volumes in the Canadian Operations ($42 million).

The depletion rates in the Canadian and USA Operations increased $0.66 per BOE and $7.17 per BOE, respectively, compared to the first nine months of 2017 primarily due to:

•

Higher capital spending resulting from an increased capital program in 2018, transfers of unproved property costs of previously acquired assets which have been evaluated for proved reserves and lower reserve volumes from the sale of the Piceance natural gas assets in the USA Operations in the third quarter of 2017.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology and long-term incentive costs.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Administrative ($ millions)	$57	$86	$187	$168
Administrative ($/BOE) (1)	$1.64	$3.31	$1.98	$2.02

(1)

Administrative expense per BOE for the third quarter and first nine months of 2018 includes long-term incentive costs of $0.47/BOE and $0.64/BOE, respectively (2017 - $1.68/BOE and $0.44/BOE, respectively).

Three months ended September 30, 2018 versus September 30, 2017

Administrative expense in the third quarter of 2018 decreased $29 million compared to the third quarter of 2017 primarily due to lower long-term incentive costs in 2018 resulting from the smaller change in Encana’s share price in the third quarter of 2018 compared to 2017 ($26 million).

Nine months ended September 30, 2018 versus September 30, 2017

Administrative expense in the first nine months of 2018 increased $19 million compared to the first nine months of 2017 primarily due to higher long-term incentive costs resulting from the increase in Encana’s share price in the first nine months of 2018 ($25 million), partially offset by legal costs incurred in 2017 ($5 million).

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Interest	$92	$101	$265	$268
Foreign exchange (gain) loss, net	(23)	(210)	93	(294)
(Gain) loss on divestitures, net	-	(406)	(4)	(405)
Other (gains) losses, net	5	(11)	2	(46)
Total Other (Income) Expenses	$74	$(526)	$356	$(477)

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes. Encana also incurs interest on the Company’s long-term obligation for The Bow office building and capital leases. Further details on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In the third quarter of 2018, Encana recorded a lower net foreign exchange gain compared to 2017 ($187 million). The change was primarily due to lower unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to 2017 ($113 million) and unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2017 ($64 million).

In the first nine months of 2018, Encana recorded a net foreign exchange loss compared to a net gain in 2017 ($387 million). The change was primarily due to unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2017 ($403 million) and losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2017 ($60 million), partially offset by realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2017 ($65 million).

(Gain) Loss on Divestitures, Net

Amounts received from the Company’s divestiture transactions are deducted from the respective Canadian and U.S. full cost pools, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in a country cost centre, in which case a gain or loss is recognized. Additional information on gains on divestitures can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gain on divestitures in the third quarter and first nine months of 2017 primarily includes the before tax gain on the sale of the Piceance natural gas assets. Further information on divestitures can be found in the Liquidity and Capital Resources section of this MD&A.

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income on short-term investments, interest received from tax authorities, reclamation charges relating to decommissioned assets and adjustments related to other assets.

Other gains in the first nine months of 2017 primarily includes interest received of $33 million resulting from the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years.

Income Tax

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2018	2017	2018	2017

Current Income Tax Expense (Recovery)	$-	$1	$(61)	$(56)
Deferred Income Tax Expense (Recovery)	6	227	6	283
Income Tax Expense (Recovery)	$6	$228	$(55)	$227

Effective Tax Rate	13.3%	43.7%	343.8%	17.7%

Income Tax Expense (Recovery)

Three months ended September 30, 2018 versus September 30, 2017

In the third quarter of 2018, Encana recorded a lower income tax expense compared to 2017 primarily due to a lower deferred tax expense as a result of:

•	Lower net earnings before income tax in 2018 compared to 2017;
•	A reduction in the U.S. federal corporate tax rate to 21 percent from 35 percent resulting from U.S. Tax Reform; and
•	Changes in the estimated annual effective income tax rate in 2017 arising from gains recognized on foreign exchange and divestitures, including allocated goodwill.

Nine months ended September 30, 2018 versus September 30, 2017

In the first nine months of 2018, Encana recorded a lower deferred income tax expense compared to 2017 primarily due to lower net earnings before income tax compared to 2017 and U.S. Tax Reform, as discussed above. The deferred tax expense in the first nine months of 2017 was primarily due to changes in the estimated annual effective income tax rate as discussed above.

There has been no change in 2018 to the provisional tax adjustment recognized in December 2017 resulting from the re‑measurement of the Company’s tax position due to a reduction of the U.S federal corporate tax rate under U.S. Tax Reform. Additional information on U.S. Tax Reform can be found in Note 7 to the Consolidated Financial Statements included in Item 8 of the 2017 Annual Report on Form 10-K.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes including U.S. Tax Reform, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. These items resulted in an effective tax rate for the third quarter of 2018 which is lower than the Canadian statutory rate of 27 percent and an effective tax rate for the first nine months of 2018 that is above the Canadian statutory rate.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations or to manage its capital structure as discussed below. At September 30, 2018, $229 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at September 30,
($ millions, except as indicated)	2018	2017

Cash and Cash Equivalents	$615	$889
Available Credit Facility – Encana (1)	2,500	3,000
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	$4,615	$5,389

Long-Term Debt, including current portion	$4,198	$4,197
Total Shareholders’ Equity	$6,494	$6,965

Debt to Capitalization (%) (2)	39	38
Debt to Adjusted Capitalization (%) (3)	23	22

(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

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

Sources and Uses of Cash

In the third quarter and first nine months of 2018, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2018	2017	2018	2017

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$885	$357	$1,741	$681
Proceeds from divestitures	Investing	24	625	89	710
Other	Investing	-	14	72	93
		909	996	1,902	1,484

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	523	473	1,626	1,287
Acquisitions	Investing	15	2	17	50
Purchase of common shares	Financing	50	-	250	-
Dividends on common shares	Financing	14	14	43	43
Other	Investing/Financing	31	21	68	61
		633	510	2,004	1,441
Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		3	8	(2)	12

Increase (Decrease) in Cash and Cash Equivalents		$279	$494	$(104)	$55

Operating Activities

Cash from operating activities in the third quarter and first nine months of 2018 was $885 million and $1,741 million, respectively, and was primarily a reflection of recovering liquids prices, increases in production volumes, the Company’s efforts in maintaining cost efficiencies achieved in previous years and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2018 was $589 million and $1,575 million, respectively. Non-GAAP Cash Flow was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2018 versus September 30, 2017

Net cash from operating activities increased $528 million compared to the third quarter of 2017 primarily due to:

•	Higher realized commodity prices ($286 million), higher production volumes ($228 million) and changes in non-cash working capital ($215 million);

partially offset by:

•	Realized losses on risk management in revenues in the third quarter of 2018 compared to realized gains in 2017 ($118 million) and higher transportation and processing expense ($79 million).

Nine months ended September 30, 2018 versus September 30, 2017

Net cash from operating activities increased $1,060 million compared to the first nine months of 2017 primarily due to:

•	Higher realized commodity prices ($581 million), higher production volumes ($394 million) and changes in non-cash working capital ($390 million);

partially offset by:

•

Higher transportation and processing expense ($182 million), realized losses on risk management in revenues in the first nine months of 2018 compared to realized gains in 2017 ($131 million) and lower interest income recorded in other gains ($27 million).

Investing Activities

Cash used in investing activities in the first nine months of 2018 was $1,482 million primarily due to capital expenditures. Capital expenditures in the first nine months of 2018 increased $339 million compared to 2017 due to an increase in the Company’s capital program for 2018. This increase was primarily in Montney ($221 million) and Eagle Ford ($70 million).

Divestitures in the first nine months of 2018 were $89 million, which primarily included the sale of the Pipestone midstream assets in Alberta. Divestitures in the first nine months of 2017 were $710 million, which primarily included the sale of the Piceance natural gas assets in northwestern Colorado and the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana. Divestitures also included the sale of certain properties that did not complement Encana's existing portfolio of assets.

Acquisitions in the first nine months of 2018 and 2017 were $17 million and $50 million, respectively, which primarily included purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3 and 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities in the first nine months of 2018 increased $257 million compared to the first nine months of 2017. The change was primarily due to the purchase of common shares under a NCIB in the first nine months of 2018 ($250 million) as discussed below.

Encana’s long-term debt, including the current portion of $500 million which is due May 2019, totaled $4,198 million at September 30, 2018 and $4,197 million at December 31, 2017. There was no current portion of long-term debt outstanding at December 31, 2017. As at September 30, 2018, over 73 percent of the Company’s debt is not due until 2030 and beyond.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At September 30, 2018, Encana had no outstanding balance under the Credit Facilities and $144 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Encana renewed its Canadian shelf prospectus in August 2018 and has access to a U.S. shelf registration statement filed in 2017, whereby the Company may issue from time to time, debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At September 30, 2018, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the Canadian shelf prospectus or U.S. shelf registration statement is dependent upon market conditions.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2018	2017	2018	2017

Dividend Payments	$14	$15	$43	$44
Dividend Payments ($/share)	$0.015	$0.015	$0.045	$0.045

On October 31, 2018, the Board of Directors declared a dividend of $0.015 per common share payable on December 31, 2018 to common shareholders of record as of December 14, 2018.

Normal Course Issuer Bid

On February 26, 2018, Encana received approval from the TSX to commence a NCIB that enables the Company to purchase, for cancellation, up to 35 million common shares over a 12-month period from February 28, 2018 to February 27, 2019. The number of shares authorized for purchase represents approximately 3.6 percent of Encana’s issued and outstanding common shares as at February 20, 2018. The Company has authorization from its Board to spend up to $400 million on the NCIB. For the third quarter and first nine months of 2018, the Company used cash on hand to purchase approximately 3.9 million and 20.7 million common shares, respectively, for total consideration of approximately $50 million and $250 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2018	2017	2018	2017

Cash From (Used in) Operating Activities	$885	$357	$1,741	$681
(Add back) deduct:
Net change in other assets and liabilities	(17)	(11)	(33)	(27)
Net change in non-cash working capital	313	98	199	(191)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow	$589	$270	$1,575	$899
Production Volumes (MMBOE)	34.8	26.1	94.7	83.5
Non-GAAP Cash Flow Margin ($/BOE) (1)	$16.93	$10.34	$16.63	$10.77

(1)	Non-GAAP Cash Flow Margin was previously presented as Corporate Margin.

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

($ millions, except as indicated)	September 30, 2018	December 31, 2017

Long-Term Debt, including current portion	$4,198	$4,197
Total Shareholders’ Equity	6,494	6,728
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$18,438	$18,671
Debt to Adjusted Capitalization	23%	22%

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

($ millions, except as indicated)	September 30, 2018	December 31, 2017

Long-Term Debt, including current portion	$4,198	$4,197
Less:
Cash and cash equivalents	615	719
Net Debt	3,583	3,478

Net Earnings (Loss)	(190)	827
Add back (deduct):
Depreciation, depletion and amortization	1,167	833
Impairments	-	-
Accretion of asset retirement obligation	31	37
Interest	360	363
Unrealized (gains) losses on risk management	376	(442)
Foreign exchange (gain) loss, net	108	(279)
(Gain) loss on divestitures, net	(3)	(404)
Other (gains) losses, net	6	(42)
Income tax expense (recovery)	321	603
Adjusted EBITDA (trailing 12-month)	$2,176	$1,496
Net Debt to Adjusted EBITDA (times)	1.6	2.3

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

	September 30, 2018
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(307)	$286
NGL price	(20)	20
Natural gas price	(47)	41

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results when compared to the same periods in 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(6)		$2
Transportation and Processing Expense (1)	(6)	$(0.17)	6	$0.06
Operating Expense (1)	(1)	(0.04)	1	0.01
Administrative Expense	(3)	(0.07)	-	-
Depreciation, Depletion and Amortization (1)	(2)	(0.06)	3	0.03

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2018, Encana has entered into $179 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7606 to C$1, which mature monthly through the remainder of 2018 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7579 to C$1, which mature monthly throughout 2019.

As at September 30, 2018, Encana had $4.2 billion in U.S. dollar long-term debt and $259 million in U.S. dollar capital leases issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2018
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(106)	$129

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

As at September 30, 2018, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors of the 2017 Annual Report on Form 10-K. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results.

In addition to the risk factors previously disclosed in the 2017 Annual Report on Form 10-K, the following are risks related to our pending acquisition of Newfield:

The transactions contemplated by the merger agreement are subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the transactions contemplated by the merger agreement, including the merger, could have material and adverse effects on Encana.

Completion of the merger is subject to a number of conditions, including, among other things, (i) the receipt of certain approvals of Encana shareholders and Newfield stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the effectiveness of the registration statement on Form S-4 that Encana is obligated to file with the SEC in connection with the issuance of Encana common shares in the merger, (iv) the authorization for listing of the Encana common shares to be issued in the merger on the NYSE and the TSX, (v) the accuracy of each party’s representations and warranties (subject to certain materiality qualifiers) and compliance by each party with its covenants under the merger agreement in all material respects and (vi) the absence of legal restraints prohibiting or restraining the merger. Such conditions make the completion and timing of the completion of the transaction uncertain. In addition, the merger agreement contains certain termination rights for both Newfield and Encana. If the merger agreement is terminated under certain circumstances, Encana could be required to pay Newfield a termination fee of $300 million. In other circumstances, upon termination of the merger agreement, Encana could be required to pay Newfield $50 million for costs, fees and expenses incurred by Newfield. See our Current Report on Form 8-K filed with the SEC on November 2, 2018 for a more detailed discussion of the conditions to the completion of the merger and termination rights under the merger agreement.

If the transactions contemplated by the merger agreement are not completed, Encana’s ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transaction, Encana will be subject to a number of risks, including the following: Encana will be required to pay its costs relating to the transaction, such as legal, accounting, financial advisory and printing fees, whether or not the transaction is completed; time and resources committed by Encana’s management to matters relating to the transaction could otherwise have been devoted to pursuing other beneficial opportunities; the market price of Encana common shares could be impacted to the extent that the current market price reflects a market assumption that the transaction will be completed; and if the merger agreement is terminated and the Encana Board of Directors seeks another acquisition, Encana shareholders cannot be certain that Encana will be able to find a party willing to enter into a transaction as attractive to Encana as the acquisition of Newfield.

Encana will be subject to business uncertainties while the merger is pending, which could adversely affect its business.

In connection with the pendency of the transaction, it is possible that certain persons with whom Encana has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Encana, as a result of the transaction, which could negatively affect Encana’s revenues, earnings and cash flows, as well as the market price of Encana’s common shares, regardless of whether the merger is completed.

Under the terms of the merger agreement, Encana is subject to certain restrictions on the conduct of its business prior to the completion of the transaction, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into certain contracts, acquire or dispose of certain assets or incur certain indebtedness or capital expenditures.  Such limitations could negatively affect Encana’s business and operations prior to the completion of the transaction.

Encana shareholders will have a reduced ownership in the combined company.

In connection with the completion of the merger and the transactions contemplated by the merger agreement, based on the number of issued and outstanding shares of Newfield common stock as of October 29, 2018 and the number of outstanding Newfield equity awards currently estimated to be payable in our common shares in connection with the merger, Encana anticipates issuing up to approximately 547.5 million common shares. The actual number of Encana common shares to be issued in the merger will be determined at the completion of the merger based on the number of shares of Newfield common stock outstanding at the time of the consummation of the merger. The issuance of these new shares could have the effect of depressing the market price of Encana’s common shares, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, Encana’s earnings per share could cause the price of its common shares to decline or increase at a reduced rate.

The transaction will also dilute the current ownership position and voting interest of Encana’s shareholders. Immediately after the merger is completed, it is expected that current Encana shareholders will own approximately 63.5% and Newfield stockholders will own approximately 36.5% of the combined company’s common shares outstanding, respectively. As a result, current Encana shareholders will have less influence on the policies of the combined company than they currently have.

The market price of Encana common shares could be negatively affected by risks and conditions that apply to Newfield, which may be different from the risks and conditions currently applicable to Encana.

Following the merger, Encana shareholders will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities, in various jurisdictions in which Encana does not currently operate in. There is a risk that various factors, conditions and developments that would not currently affect the price of Encana common shares could, following the merger, negatively affect the price of Encana common shares.  In addition, current Encana shareholders may not continue to invest in the combined company or may wish to reduce their investment in the combined company. If, following the merger, significant amounts of Encana common shares are sold, the price of Encana common shares could decline.

If the merger is completed, Encana may not achieve the intended benefits and the transaction may disrupt its current plans or operations.

There can be no assurance that Encana will be able to successfully integrate Newfield’s assets or otherwise realize the expected benefits of the transaction. Difficulties in integrating Newfield into Encana may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among other factors: the inability to successfully integrate the businesses of Newfield into Encana in a manner that permits Encana to achieve the full revenue and cost savings anticipated from the transaction; complexities associated with managing a larger, more complex, integrated business; not realizing anticipated operating synergies; integrating personnel from the two companies and the loss of key employees; potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with and following completion of the transaction; integrating relationships with vendors and business partners; performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and planning to integrate Newfield’s operations into Encana; and the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies between the company’s standards, controls, procedures and policies.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Newfield is a party.

The completion of the transaction may trigger change in control or other provisions in certain agreements to which Newfield is a party.  If Encana and Newfield are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages or Encana may be required to make an offer to purchase outstanding debt securities of Newfield.  Even if Encana and Newfield are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements.

Encana is expected to incur significant transaction and acquisition-related costs in connection with the merger.

Encana has incurred and is expected to continue to incur a number of non-recurring costs associated with negotiating and completing the transaction, combining the operations of the two companies and achieving desired synergies. These costs may be substantial and, in many cases, will be borne by Encana whether or not the transaction is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal and other advisors, employee retention, severance and benefit costs and filing fees. Encana will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Encana continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all. Any unanticipated costs and expenses could have an adverse effect on Encana’s financial condition and operating results following the completion of the transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 26, 2018, Encana announced it had received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019.

During the three months ended September 30, 2018, the Company purchased 3.9 million common shares for total consideration of approximately $50 million at a weighted average price of $12.86. The following table presents the common shares purchased during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2018	-	$-	-	18,190,000
August 1 to August 31, 2018	1,875,000	13.09	1,875,000	16,315,000
September 1 to September 30, 2018	2,000,000	12.65	2,000,000	14,315,000
Total	3,875,000	$12.86	3,875,000	14,315,000

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

Dated: November 6, 2018