Form 10-K
period 2018-12-31
ENCANA CORP
filed 2019-02-28
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 29, 2018	$12,480,296,717
Number of registrant’s common shares outstanding as of February 25, 2019	1,495,871,408

Documents Incorporated by Reference

Portions of registrant’s definitive proxy statement (“Proxy Statement”) for the registrant’s 2019 annual meeting of shareholders to be held April 30, 2019 (to be filed with the Securities and Exchange Commission prior to April 30, 2019) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K and documents incorporated herein by reference contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including the allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American resource play company; the anticipated synergies from the Newfield acquisition; the expectation that the Newfield acquisition will be accretive to all metrics in the Company’s five-year plan; the Company’s ability to realize the anticipated benefits of the Newfield acquisition; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, focus of returning capital to shareholders through sustainable dividends and share buybacks, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to lower costs and improve efficiencies to achieve competitive advantage, including benefits of integrated supply chain model and self-sourcing; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach, precision well targeting and advanced completion designs; reduced dependence on fresh water requirements and anticipated water infrastructure; ability to accelerate activity levels; ability to optimize well and completion designs, including changes to lateral lengths drilled, stage, well spacing and stacking optimization; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected timing for construction of facilities and costs thereof; expansion of future midstream services; estimates of reserves and resources; expected production and product types; ability to replicate successful test wells to future production; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including ability to leverage marketing fundamentals expertise, exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations, including recent U.S. tax reform and potential changes to free trade agreements; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; access to cash and cash equivalents and other methods of funding; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company's credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; intention to guarantee Newfield’s outstanding notes; managing capital structure including adjustments to capital spending or dividends, issuing debt or equity, purchasing shares through a NCIB or repaying existing debt; expectations with respect to the Company’s anticipated share buyback, including amount and number of shares to be acquired, anticipated timeframe, method and location of purchases, and source of funding thereof; adequacy of the Company's provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company's corporate guidance and five-year plan; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; returns from the Company’s core assets; anticipated capital spending plans and source of funding thereof; anticipated staffing levels; expected future interest expense; the Company’s commitments and obligations and ability to satisfy the same; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions, risks and uncertainties that may cause such statements not to occur, or results to differ materially from those expressed or implied. These assumptions include: future commodity prices and differentials; foreign exchange rates; ability to access credit facilities and shelf prospectuses; assumptions contained in the Company’s corporate guidance, five-year plan and as specified herein; data contained in key modeling statistics; availability of attractive hedges and enforceability of risk management program; effectiveness of the Company's drive to productivity and efficiencies; results from innovations; expectation that counterparties will fulfill their obligations under the gathering, midstream and marketing agreements; access to transportation and processing facilities where Encana operates; assumed tax, royalty and regulatory regimes; and expectations and projections made in light of, and generally consistent with, Encana's historical experience and its perception of historical trends, including with respect to the pace of technological development, benefits achieved and general industry expectations.

Risks and uncertainties that may affect these outcomes include: ability to generate sufficient cash flow to meet obligations; commodity price volatility; ability to secure adequate transportation and potential pipeline curtailments; variability and discretion of Encana's board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; counterparty and credit risk; ability to realize the anticipated benefits of acquisitions, including the Newfield acquisition; uncertainties relating to the Company’s ability to successfully integrate Newfield’s business, technologies, personnel and business partners; actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls; sustained declines in commodity prices resulting in impairment of assets; impact of a downgrade in credit rating and its impact on access to sources of liquidity; fluctuations in currency and interest rates; risks associated with inflation rates; risks inherent in the Company's corporate guidance; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology, including electronic, cyber and physical security breaches; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations, including potential environmental liabilities that are not covered by an effective indemnity or insurance; risks associated with existing and potential lawsuits and regulatory actions made against the Company, including in relation to the Newfield acquisition; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company's ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; land, legal, regulatory and ownership complexities inherent in Canada, the

U.S. and China; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described in Item 1A. Risk Factors of this Annual Report on Form 10-K and risks and uncertainties impacting Encana's business as described from time to time in the Company's other periodic filings with the SEC incorporated by reference in this Annual Report on Form 10-K.

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

The reader should read carefully the risk factors described in Item 1A. Risk Factors of this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

EXPLANATORY NOTE

On February 13, 2019, Encana completed its previously announced strategic business combination with Newfield Exploration Company (“Newfield”) pursuant to which an indirect, wholly-owned subsidiary of Encana merged with and into Newfield, with Newfield surviving the merger as an indirect, wholly-owned subsidiary of Encana (the “Newfield acquisition”). Although this Annual Report on Form 10-K is filed after completion of the acquisition, unless otherwise specifically noted herein, information set forth herein only relates to the period as at and for the fiscal year ended December 31, 2018 and therefore does not include the information of Newfield for such periods. Accordingly, unless otherwise specifically noted herein, references herein to “Encana,” the “Company,” “we,” “us,” or “our” refer only to Encana and its subsidiaries prior to the Newfield acquisition and do not include Newfield and its subsidiaries.

PART I

Items 1 and 2. Business and Properties

GENERAL

Encana is a leading North American energy producer that is focused on generating full-cycle returns, free cash flow and return of capital to shareholders by developing its multi-basin portfolio of oil, NGL and natural gas producing plays. Encana's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2018, all of Encana’s reserves and production were located in North America.

Encana’s registered and principal office is located at 4400, 500 Centre Street S.E., Calgary, Alberta T2P 2S5, Canada. Encana’s common shares are listed and posted for trading on the TSX and on the NYSE under the symbol “ECA”. Encana is incorporated under the Canada Business Corporations Act (the “CBCA”) and was formed in 2002 through the business combination of two predecessor companies.

Available Information

Encana is subject to the informational requirements of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, in accordance with the Exchange Act, it also files reports with and furnishes other information to the SEC. The public may obtain any document Encana files with or furnishes to the SEC from the SEC's Electronic Document Gathering, Analysis, and Retrieval system (“EDGAR”), which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval (“SEDAR”), which can be accessed at www.sedar.com, as well as from commercial document retrieval services.

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

STRATEGY

Encana’s vision is to be a leading North American resource play company that is committed to growing long-term shareholder value through a disciplined focus on generating profitable growth.  Objectives that support the execution of the Company’s strategy include:

•	Balance sheet strength
•	Disciplined capital allocation
•	Maximizing profitability through operational and capital efficiencies
•	Focused on returning capital to shareholders through sustainable dividends and share buybacks
•	Focused investment in high margin liquids plays to drive cash flow, free cash flow and returns from a multi-basin portfolio

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

During 2018, the oil and natural gas industry continued to experience commodity price volatility, with increasing concerns over global economic growth and continued robust production growth in North America. Encana has continued to execute on its strategy by directing capital investment to core assets with high margin liquids and future growth potential and divesting non-strategic assets.  With higher levels of industry activity, Encana focused on maintaining cost controls by leveraging its integrated supply chain model through self-sourcing of key drilling and completions consumables to obtain scale advantages from negotiating better contract pricing and securing supply services. Encana also focused on enhancing capital and operating efficiencies by leveraging technology and innovation to maximize efficiencies and optimize resource recovery. In 2019, Encana is focused on generating free cash flow with modest liquids growth from the Company’s portfolio of top tier assets and delivering return of capital to shareholders. For additional discussion on the Company’s results, see Item 7 of this Annual Report on Form 10-K.

REPORTING SEGMENTS

Encana’s predominant operations are focused on the finding and development of oil, NGLs and natural gas reserves. The Company is also focused on creating and capturing additional value through its market optimization segment. The Company conducts a substantial portion of its business through subsidiaries. Encana’s operating and reportable segments are: (i) Canadian Operations; (ii) USA Operations; and (iii) Market Optimization.

•

Canadian Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within Canada. At December 31, 2018, core assets that are part of Encana’s strategic development focus include: Montney in northeast British Columbia and northwest Alberta and Duvernay in west central Alberta. Other Upstream Operations comprise assets that are not part of Encana’s current strategic focus and primarily include: Wheatland in southern Alberta, Horn River in northeast British Columbia and Deep Panuke located offshore Nova Scotia. Other Upstream Operations also includes assets where the Company may pursue growth opportunities.

•

USA Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within the U.S. At December 31, 2018, core assets that are part of Encana’s strategic development focus include: Eagle Ford in south Texas and Permian in west Texas. Other Upstream Operations comprise assets that are not part of Encana’s current strategic focus.

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

OIL AND GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Encana’s North American landholdings and assets as at December 31, 2018 and does not include oil and gas properties that were acquired by Encana pursuant to the Newfield acquisition.

Canadian Operations

Overview: In 2018, the Canadian Operations had total capital investment of approximately $632 million and drilled approximately 139 net wells predominately in Montney and Duvernay. Production averaged approximately 49.6 Mbbls/d of oil and NGLs and approximately 1,007 MMcf/d of natural gas. At December 31, 2018, the Canadian Operations had an established land position in Canada of approximately 1.8 million net acres including approximately 1.2 million net undeveloped acres. In addition, the Canadian Operations accounted for 40 percent of production sales during 2018 and 53 percent of total proved reserves as at December 31, 2018.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2018)	Gross	Net	Gross	Net	Gross	Net
Montney	572	369	672	424	1,244	793	64%
Duvernay	108	45	411	219	519	264	51%
Other Upstream Operations (1)	215	152	801	555	1,016	707	70%
Total Canadian Operations	895	566	1,884	1,198	2,779	1,764	63%
(1) Other Upstream Operations primarily includes Wheatland, Horn River and Deep Panuke, as well as assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2018) (1)	Gross	Net	Gross	Net	Gross	Net
Montney	6	5	1,501	1,237	1,507	1,242
Duvernay	12	3	168	84	180	87
Other Upstream Operations (2)	10	6	570	470	580	476
Total Canadian Operations	28	14	2,239	1,791	2,267	1,805
(1) Figures exclude wells capable of producing, but not producing. (2) Other Upstream Operations primarily includes Wheatland and Horn River.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Montney	0.3	0.2	28.6	14.6	12.8	4.5	41.4	19.1	894	644
Duvernay	0.1	0.2	6.6	8.3	1.2	1.3	7.8	9.6	59	64
Other Upstream Operations (1)	-	-	-	0.2	-	0.2	-	0.4	54	130
Total Canadian Operations	0.4	0.4	35.2	23.1	14.0	6.0	49.2	29.1	1,007	838
(1) Other Upstream Operations primarily includes Wheatland, Horn River and Deep Panuke.

Montney

Montney is primarily a condensate rich natural gas play located in northeast British Columbia and northwest Alberta. While Encana is currently targeting the development of condensate rich locations in the Montney formation, the acreage comprising the Montney play also includes landholdings with incremental producing formations such as Cadomin and Doig. In 2018, total production from the play averaged approximately 41.7 Mbbls/d of oil and NGLs and approximately 894 MMcf/d of natural gas. As at December 31, 2018, Encana controlled approximately 793,000 net acres in the play.

During 2018, Encana continued to focus development in the Montney formation, which is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed exclusively with horizontal well technology. At December 31, 2018, Encana held a large position in the Montney formation of approximately

486,000 net acres, including 261,000 net undeveloped acres and during the year production averaged approximately 41.5 Mbbls/d of oil and NGLs and approximately 831 MMcf/d of natural gas.

Encana utilized the cube development approach which increased efficiency by reducing cycle times and completion costs. This development approach utilizes large multi-well pads and multiple drilling rigs simultaneously, and advances technology to optimize well spacing and completions intensity. During 2018, Encana reduced completions costs by approximately 17.7 percent, primarily through its use of a centralized water hub and automated well monitoring. In 2018, Encana drilled approximately 128 net horizontal wells with lateral lengths ranging from approximately 3,200 to 12,300 feet and inter-well spacing ranging from approximately 520 to 1,100 feet. As Encana continues to optimize well and completion designs, lateral lengths drilled, stage and well spacing may change.

As at December 31, 2018, Encana has access to natural gas processing capacity of approximately 1,300 MMcf/d, of which approximately 1,100 MMcf/d is under contract with third parties under varying terms and duration and approximately 215 MMcf/d is owned by the Company. Encana also has access to gathering and compression capacity of approximately 1,600 MMcf/d, of which approximately 1,500 MMcf/d is under contract with third parties under varying terms and duration and approximately 100 MMcf/d is owned by the Company. During the third quarter of 2018, access to liquids handling capacity increased due to one new facility that provides processing under contract with third parties.

Encana has a partnership agreement with a subsidiary of Mitsubishi Corporation (“Mitsubishi”), the Cutbank Ridge Partnership (“CRP”), to jointly develop certain lands predominately in the Montney formation. Under the agreement, Mitsubishi agreed to invest approximately C$2.9 billion for its 40 percent partnership interest in the CRP, of which the investment has been substantially received as of December 31, 2018.  The remaining C$101.7 million is expected to be invested in 2019.

Duvernay

Duvernay is a liquids rich shale gas play located in west central Alberta and includes properties that are primarily located in the Duvernay formation, which extends across the Simonette, Pinto, Edson and Willesden Green properties, but also holds potential in other overlapping formations such as the Montney. As at December 31, 2018, Encana controlled approximately 264,000 net acres, including 219,000 net undeveloped acres in the play.

Encana is currently targeting the development of condensate rich locations in the Simonette area and area overlapping the Montney formation using multi-well pad horizontal drilling technology. During 2018, Encana focused on efficient development to fill existing processing capacity, reducing drilling days and increasing lateral lengths drilled to maximize capital efficiency. Encana drilled approximately 10 net wells during the year with lateral lengths ranging from approximately 9,000 to 12,700 feet with inter-well spacing averaging approximately 1,000 feet. As Encana continues to optimize well and completion designs, lateral lengths drilled, stage and well spacing may change. In 2018, production averaged approximately 7.9 Mbbls/d of oil and NGLs and approximately 59 MMcf/d of natural gas.

Encana holds an approximate 50.1 percent ownership in three Simonette natural gas processing plants and the associated gathering and compression, of which Encana’s share of natural gas processing capacity is approximately 103 MMcf/d with NGLs production capacity of approximately 18.0 Mbbls/d.

Other Upstream Operations:

Wheatland

Wheatland is located in southern Alberta and includes producing horizons primarily in the coals and sands of the Cretaceous Edmonton and Belly River Groups. As at December 31, 2018, Encana had approximately 428 net producing wells and controlled approximately 206,000 net acres in the play. In 2018, natural gas production averaged approximately 5 MMcf/d.

Horn River

Horn River is located in northeast British Columbia, where development was historically in the Horn River Basin shales (Muskwa, Otter Park and Evie), which are upwards of 500 feet thick. In 2018, Encana’s natural gas production averaged approximately 43 MMcf/d. As at December 31, 2018, Encana had approximately 48 net producing horizontal wells and controlled approximately 164,000 net acres in the Horn River Basin shales. Encana owns an interest in natural gas compression capacity in Horn River of approximately 285 MMcf/d at various facilities in the area. Encana has a take or pay commitment under the Cabin plant natural gas processing arrangement with a third party, which has a remaining term of 15 years.

Deep Panuke

Encana is the owner and operator of the Deep Panuke natural gas field located offshore Nova Scotia, which is approximately 250 kilometres southeast of Halifax on the Scotian shelf. The offshore Production Field Centre (“PFC”) utilized for operations is under a lease arrangement which has an initial term that expires in 2021.

In May 2018, Encana permanently ceased production at Deep Panuke and has begun planning decommissioning activities for the PFC and wells.  In June 2018, Encana filed an application with the regulatory authority to abandon and decommission the PFC and related subsea facilities, wells and pipeline.

USA Operations

Overview: In 2018, the USA Operations had total capital investment of approximately $1,332 million and drilled approximately 170 net wells. Production averaged approximately 89.5 Mbbls/d of oil, approximately 29.0 Mbbls/d of NGLs and approximately 151 MMcf/d of natural gas. At December 31, 2018, the USA Operations had an established land position of approximately 197,000 net acres including approximately 42,000 net undeveloped acres. In addition, the USA Operations accounted for 60 percent of production sales during 2018 and 47 percent of total proved reserves as at December 31, 2018.

During 2018, Encana divested of approximately 182,000 net acres in San Juan located in northwest New Mexico.

The following tables summarize the USA Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2018)	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	43	41	1	1	44	42	96%
Permian	99	91	26	24	125	115	92%
Other Upstream Operations (1)	27	23	25	17	52	40	76%
Total USA Operations	169	155	52	42	221	197	89%
(1) Other Upstream Operations comprise assets that are not part of Encana’s strategic focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2018) (1)	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	482	461	55	51	537	512
Permian	1,482	1,405	2	2	1,484	1,407
Other Upstream Operations (2)	26	-	135	124	161	124
Total USA Operations	1,990	1,866	192	177	2,182	2,043
(1) Figures exclude wells capable of producing, but not producing. (2) Other Upstream Operations primarily comprise assets that are not part of Encana’s strategic focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Eagle Ford	28.4	30.8	1.6	1.4	6.8	6.8	8.4	8.2	52	51
Permian	58.8	41.4	2.1	1.5	17.2	12.1	19.3	13.6	86	67
Other Upstream Operations (1, 2)	2.3	3.7	0.1	0.3	1.2	1.6	1.3	1.9	13	148
Total USA Operations	89.5	75.9	3.8	3.2	25.2	20.5	29.0	23.7	151	266

(1)Other Upstream Operations primarily comprise assets that are not part of Encana’s strategic focus.

(2)Other Upstream Operations includes production from San Juan which was divested in 2018 and from Piceance and TMS which were divested in 2017.

Eagle Ford

Eagle Ford is a tight oil play located in south Texas in the Karnes and Atascosa counties. The focus is on the development of the thickest portion of the Eagle Ford shale in the Karnes Trough, where Encana holds a largely contiguous position. At December 31, 2018, Encana controlled approximately 42,000 net acres in the play. Encana is focused on developing the lower Eagle Ford, as well as optimizing upper Eagle Ford, Austin Chalk and Graben targets exclusively using horizontal drilling. During 2018, Encana drilled approximately 55 net wells in the area with lateral lengths ranging from approximately 2,000 to 8,000 feet with an average measured total depth of approximately 17,000 feet. Production averaged approximately 28.4 Mbbls/d of oil, approximately 8.4 Mbbls/d of NGLs and approximately 52 MMcf/d of natural gas during the year.

During 2018, Encana continued to focus on precision well targeting, spacing and stacking optimization and improving completions designs. Performance improvements were achieved from employing advanced completion designs, pumping higher volumes of fluid and proppant with tighter cluster spacing of less than 20 feet, resulting in increased well productivity and optimized capital efficiency. In addition, Encana expanded development activity in the Austin Chalk and delineation of Graben, drilling 20 net horizontal wells in 2018. As Encana continues to optimize development and apply advanced completions designs, lateral lengths drilled, cluster spacing and well spacing may change.  Encana also focused on maintaining cost controls by negotiating better contract pricing, automation of well control, optimizing artificial lift systems and streamlining well interventions.

The play is located within close proximity to markets and has a well-developed infrastructure. Oil and natural gas production is gathered at various production facilities, with the majority of the oil subsequently transported to sales points by pipeline or trucked from facilities depending on the sales contract. Encana has access to firm natural gas gathering capacity of up to approximately 50 MMcf/d and firm processing capacity of up to approximately 80 MMcf/d with third parties under varying terms and duration.  During 2018, Encana owned liquids processing capacity increased by 15.0 Mbbls/d with the addition of two new facilities to support Eagle Ford’s growth profile. Encana also utilizes interruptible capacity arrangements for excess production.

Permian

Permian is a tight oil play located in west Texas in the Midland, Martin, Howard, Glasscock and Upton counties. The primary focus is on the development of the Spraberry and Wolfcamp formations in the Midland basin, where Encana holds a large position. At December 31, 2018, Encana controlled approximately 115,000 net acres in the play. The properties are characterized by exposure of up to 11 potential producing horizons spanning approximately 4,000 feet of stratigraphy (also referred to as “stacked pay”), an extensive production history and developed infrastructure. In 2018, production averaged approximately 58.8 Mbbls/d of oil, approximately 19.3 Mbbls/d of NGLs and approximately 86 MMcf/d of natural gas.

During 2018, Encana continued to focus on maximizing efficiency improvements at an industrial scale and maximizing resource recovery by accessing layers of the stacked pay simultaneously using the cube development approach. This approach utilizes large multi-well pads, multi-rig spreads and frac spreads running in parallel to optimize cycle times, increase capital efficiency and reduce costs through economies of scale from higher utilization of services and consumable supplies, while minimizing the development or surface footprint. Encana focused on well productivity by optimizing completions designs, precision targeting of the wells drilled, tighter cluster spacing and using cleaner and thinner fluids to maximize fracture complexity. Encana also improved capital efficiency through its centralized water infrastructure, increased use of recycled water and use of in-basin sand. During 2018, Encana drilled 110 horizontal net wells with lateral lengths ranging from approximately 6,500 to 11,100 feet at a measured average total depth of approximately 18,300 feet with well spacing ranging from approximately 500 to 1,000 feet. As Encana continues to optimize well and completion designs, lateral lengths drilled, stage and well spacing may change.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Encana’s acreage and associated oil production is dedicated to a pipeline gathering agreement, which has a total remaining term of 11 years including optional renewal terms. In the event of pipeline capacity constraints, Encana’s oil production is trucked by a third party. Natural gas is delivered by Encana to the purchaser’s meter and pipeline interconnection point in the field.

PROVED RESERVES AND OTHER OIL AND GAS INFORMATION

The process of estimating oil, NGLs and natural gas reserves is complex and requires significant judgment. Encana’s estimates of proved reserves and associated future net cash flows were evaluated and prepared by the Company’s internal qualified reserves evaluators (“QREs”) and are the responsibility of management. As a result, Encana has developed internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves in compliance with SEC definitions and regulations. Encana’s policies assign responsibilities for compliance in booking reserves and require that reserve estimates be made by its QREs. QRE is defined as a registered professional licensed to practice engineering, geology, geophysics and an individual who has a minimum of five years practical experience, with at least three recent years of experience in the evaluation of reserves.

Encana’s Vice-President, Corporate Reserves & Chief Reservoir Engineering and nine other staff (collectively, the “Corporate Reserves Group”) under this individual’s direction, oversee the internal preparation, review and approval of the reserves estimates. The Corporate Reserves Group reports to the Executive Vice-President, Exploration & Business Development and is separate and independent from the preparation of reserves estimates which are within operations who report to Encana’s Executive Vice-President & Chief Operating Officer. The Corporate Reserves Group maintains Encana’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves, which includes updating the Company’s reserves manual, and also conducts periodic internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Encana’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs administered by the Corporate Reserves Group. The Corporate Reserves Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Corporate Reserves Group, the Company’s Director, Corporate Reserves reports to Encana’s Vice-President, Corporate Reserves & Chief Reservoir Engineering and is primarily responsible for overseeing the preparation of proved reserves estimates. The Director, Corporate Reserves has a Bachelor of Science with a degree in Petroleum Engineering from the University of Alberta, is a member of the Association of Professional Engineers and Geoscientists of Alberta (APEGA) and the Society of Petroleum Evaluation Engineers (Calgary Chapter).

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

For year-ended December 31, 2018, Encana involved IQRAs to audit and review the processes relating to the Company’s internal oil and gas reserve estimates for certain properties. In 2018, McDaniel & Associates Consultants Ltd. audited 23 percent of Encana’s estimated Canadian proved reserves volumes and Netherland, Sewell & Associates, Inc. audited 54 percent of Encana’s estimated U.S. proved reserves volumes. An audit of reserves is an examination of a company’s oil and gas reserves and future net cash flows by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

In general, estimates of economically recoverable reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of crude oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies, and future operating costs, all of which may vary materially from actual results. For those reasons, among others, estimates of the economically recoverable crude oil and natural gas reserves attributable to any particular group of properties and estimates of future net revenues associated with reserves may vary and such variations may be material. The actual production, revenues, taxes and development, and operating expenditures with respect to the reserves associated with the Company's properties may vary from the information presented herein, and such variations could be material.

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

Encana does not file any estimates of total net proved reserves with any U.S. federal authority or agency other than the SEC and the Department of Energy (“DOE”). Reserve estimates filed with the SEC correspond with the estimates of the Company’s reserves contained in its reports. Reserve estimates filed with the DOE are based upon the same underlying technical and economic assumptions as the estimates of Encana’s reserves that are filed with the SEC, however, the DOE requires reports to include the interests of all owners in wells that Encana operates and to exclude all interests in wells that Encana does not operate. Encana is also required to provide reserves data prepared in accordance with Canadian securities regulatory requirements, specifically National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities (“NI 51-101”) which is filed concurrently on SEDAR at www.sedar.com under Encana’s issuer profile. The primary differences between NI 51-101 reporting requirements and SEC requirements include the disclosure of proved and probable reserves estimated using forecast prices and costs, presentation of reserves and production before royalties and granular product type disclosures. The reserves data prepared in accordance with NI 51-101 do not form part of this Annual Report on Form 10-K.

The reserves and other oil and gas information set forth below has an effective date of December 31, 2018 and was prepared as of January 11, 2019. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves and estimates of future net cash flows and discounted future net cash flows from proved reserves information relating to proved reserves which can also be found in Note 27 of Encana’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area as at December 31, 2018 and other summary operating data.

	As at December 31, 2018
	Canada	U.S.	Total
Proved Reserves:(1)
Oil (MMbbls):
Developed	0.2	150.6	150.9
Undeveloped	-	200.9	200.9
Total	0.2	351.5	351.8

Natural Gas Liquids (MMbbls):
Developed	60.8	59.4	120.2
Undeveloped	97.8	62.8	160.6
Total	158.5	122.3	280.8

Natural Gas (Bcf):
Developed	1,707	295	2,002
Undeveloped	1,195	302	1,497
Total	2,901	598	3,499

Total Proved Reserves (MMBOE):
Developed	345.4	259.3	604.7
Undeveloped	296.9	314.1	611.0
Total	642.3	573.4	1,215.7

Percent Proved Developed	54%	45%	50%
Percent Proved Undeveloped	46%	55%	50%

Production (MBOE/d)	217.5	143.7	361.2
Capital Investments (millions)	$632	$1,332	$1,964
Total Net Producing Wells (2)	1,863	2,288	4,151
Standardized Measure of Discounted Net Cash Flows: (3)
Pre-Tax (millions)	$2,975	$7,492	$10,467
Taxes (millions)	321	542	863
After-Tax (millions)	$2,654	$6,950	$9,604

(1)	Numbers may not add due to rounding.
(2)	Total net producing wells includes producing wells and wells mechanically capable of production.
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

Changes to the Company’s proved reserves during 2018 are summarized in the table below:

	2018
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year (1)	192.5	182.5	2,519	794.9
Revisions and improved recovery (2)	19.7	(3.2)	285	64.1
Extensions and discoveries	162.4	127.4	1,118	476.2
Purchase of reserves in place	21.3	7.7	39	35.5
Sale of reserves in place	(11.4)	(5.1)	(40)	(23.1)
Production	(32.8)	(28.5)	(423)	(131.9)
End of year	351.8	280.8	3,499	1,215.7
Developed	150.9	120.2	2,002	604.7
Undeveloped	200.9	160.6	1,497	611.0
Total	351.8	280.8	3,499	1,215.7
(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are nil and are included in revisions of previous estimates.

In 2018, Encana’s proved reserves of 1,215.7 MMBOE increased 420.8 MMBOE from 2017 primarily due to extensions and discoveries of 476.2 MMBOE from successful drilling and delineation of the Permian, Montney, Eagle Ford, and Duvernay. Approximately 61% of the 2018 extensions and discoveries were crude oil, condensate and NGLs. Revisions of previous estimates of 64.1 MMBOE included negative revisions of 79.0 MMBOE due to changes in the approved development plan, more than offset by positive forecast changes other than price of 133.7 MMBOE resulting from well performance and development strategy and higher 12-month average trailing prices of 9.4 MMBOE.

Purchases of 35.5 MMBOE were primarily in the Permian and sales of reserves in place of 23.1 MMBOE were primarily associated with the divestiture of San Juan. Production for 2018 was 131.9 MMBOE.

Proved reserves are estimated based on the average beginning-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2018 were WTI: $65.56 per bbl, Edmonton Condensate: C$79.59 per bbl, Henry Hub: $3.10 per MMBtu, and AECO: C$1.49 per MMBtu. Prices for natural gas, oil and NGLs can fluctuate widely.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2018 are summarized in the table below:

(MMBOE)	2018
Beginning of year	387.1
Revisions of prior estimates	(52.2)
Extensions and discoveries	404.2
Conversions to developed	(153.8)
Purchase of reserves in place	33.9
Sale of reserves in place	(8.1)
End of Year	611.0

* Numbers may not add due to rounding.

As of December 31, 2018, there were no proved undeveloped reserves that will remain undeveloped for five years or more.

Extensions and discoveries of 404.2 MMBOE of proved undeveloped reserves were the result of successful drilling and delineation in the Permian, Montney, and Eagle Ford. Revisions of previous estimates of proved undeveloped reserves were revised down by 52.2 MMBOE primarily due to the removal of proved undeveloped locations of 79.0 MMBOE resulting from changes in the development plan related to Montney, Permian, Eagle Ford, and Duvernay, where specific locations previously planned to be drilled within five years were shifted to a later development timeframe or removed and replaced with different locations that are included in extensions and discoveries. In addition, revisions of previous estimates included a positive revision of 24.3 MMBOE from increased well performance.

Conversions of proved undeveloped reserves to proved developed status were 153.8 MMBOE, equating to 40 percent of the total prior year-end proved undeveloped reserves. Approximately 69 percent of proved undeveloped reserves conversions occurred in Canada in Montney and Duvernay and 31 percent occurred in the U.S. in Permian and Eagle Ford. Encana spent approximately $929 million to develop proved undeveloped reserves in 2018, of which approximately 38 percent related to the Canadian properties and 62 percent related to the U.S. properties.

Purchases of proved undeveloped reserves of 33.9 MMBOE relate to acquisitions in the Permian and Eagle Ford. Sales of proved undeveloped reserves of 8.1 MMBOE relate primarily to the disposition of San Juan.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2018
Canada (3)	0.1	18.0	368	52.54	48.05	2.24	12.00
USA	32.7	10.5	55	64.05	27.21	2.28	8.19
Total	32.8	28.5	423	64.00	40.31	2.25	10.49

2017
Canada (3)	0.1	10.6	306	42.33	45.35	2.16	11.46
USA	27.7	8.7	97	49.14	22.30	3.03	9.42
Total	27.8	19.3	403	49.10	34.98	2.37	10.52

2016 (4)
Canada	0.7	9.2	353	36.32	32.32	1.77	10.69
USA	26.3	8.5	153	38.67	14.86	2.29	10.89
Total	27.0	17.7	506	38.61	23.94	1.93	10.78

(1)Excludes the impact of commodity derivatives.

(2)Excludes ad valorem, severance and property taxes.

(3)Annual production from fields that comprise greater than 15% of the Company’s total proved reserves as at December 31, 2018 related to Dawson North in Montney and included 164 Bcf of natural gas (2017 – 81 Bcf; 2016 – 89 Bcf) and 8.5 MMbbls of NGLs (2017 – 2.3 MMbbls; 2016 – 1.3 MMbbls).

(4) Encana had no fields where annual production comprised greater than 15% of the Company’s total proved reserves for the periods ended December 31, 2016.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize Encana’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2018
Canada	1	1	-	-	213	138	-	-	214	139	-	-
USA	-	-	-	-	187	170	-	-	187	170	-	-
Total	1	1	-	-	400	308	-	-	401	309	-	-

2017
Canada	2	1	-	-	189	116	-	-	191	117	-	-
USA	-	-	-	-	183	168	-	-	183	168	-	-
Total	2	1	-	-	372	284	-	-	374	285	-	-

2016
Canada	1	-	1	-	100	44	3	-	101	44	4	-
USA	3	3	-	-	124	113	-	-	127	116	-	-
Total	4	3	1	-	224	157	3	-	228	160	4	-
(1) “Gross” wells are the total number of wells in which Encana has an interest. (2) “Net” wells are the number of wells obtained by aggregating Encana’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area at December 31, 2018.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2018
Canada	-	-	6	4	-	-	30	21
USA	-	-	43	43	-	-	1	1
Total	-	-	49	47	-	-	31	22

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

Oil and gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area at December 31, 2018.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
2018
Canada	31	16	2,327	1,847	2,358	1,863
USA	2,202	2,072	234	216	2,436	2,288
Total	2,233	2,088	2,561	2,063	4,794	4,151

(1)	“Gross” wells are the total number of wells in which Encana has an interest.
(2)	“Net” wells are the number of wells obtained by aggregating Encana’s working interest in each of its gross wells.
(3)	Includes 58 gross oil wells (34 net oil wells) containing multiple completions.
(4)	Includes 1,991 gross natural gas wells (1,592 net natural gas wells) containing multiple completions.

The following table summarizes Encana’s developed, undeveloped and total landholdings by geographic area as at December 31, 2018.

Landholdings (1 - 6)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
Canada
Onshore	— Crown	828	516	1,689	1,100	2,517	1,616
	— Freehold	46	29	136	83	182	112
	— Fee	1	1	3	3	4	4
Offshore	— Crown	20	20	56	12	76	32
Total Canada		895	566	1,884	1,198	2,779	1,764
United States
	— Federal/State	13	11	15	14	28	25
	— Freehold	155	144	32	27	187	171
	— Fee	1	-	5	1	6	1
Total United States		169	155	52	42	221	197
International
Australia		-	-	104	40	104	40
Total International		-	-	104	40	104	40
Total		1,064	721	2,040	1,280	3,104	2,001

(1)Fee lands are those lands in which Encana has a fee simple interest in the mineral rights and has either: (i) not leased out all the mineral zones; (ii) retained a working interest; or (iii) one or more substances or products that have not been leased. The current fee lands acreage summary includes all fee titles owned by Encana that have one or more zones that remain unleased or available for development.

(2)Crown/Federal/State lands are those owned by the federal, provincial or state government or First Nations, in which Encana has purchased a working interest lease.

(3)Freehold lands are owned by individuals (other than a government or Encana), in which Encana holds a working interest lease.

(4)Gross acres are the total area of properties in which Encana has an interest.

(5)Net acres are the sum of Encana’s fractional interest in gross acres.

(6)Undeveloped acreage refers to those acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

Of the total 2.0 million net acres, approximately 0.7 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2019 – approximately 193,000 net acres; 2020 – approximately 134,000 net acres; and 2021 – approximately 141,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Encana will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

MARKETING ACTIVITIES

Market Optimization activities are managed by Encana’s Midstream, Marketing & Fundamentals team, which is responsible for the sale of the Company’s proprietary production and enhancing the associated netback price. In marketing production, Encana looks to minimize market related shut-ins, maximize realized prices and manage concentration of credit-risk exposure. Market Optimization activities include third party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. In conjunction with certain divestitures, Encana has also agreed to market and transport certain portions of the acquirer’s production with remaining terms of less than three years.

Encana’s produced oil, NGLs and natural gas, are primarily marketed to refiners, local distributing companies, energy marketing companies and electronic exchanges. Prices received by Encana are based primarily upon prevailing market index prices in the region in which it is sold. Prices are impacted by regional and global supply and demand and by competing fuels in such markets.

Encana’s oil production is sold under short term and evergreen contracts, long term contracts or under dedication agreements, for which prices received by Encana are based primarily upon the prevailing index prices in the relevant region where the product is sold. Encana’s NGLs production is sold under short term and long-term contracts that range up to 10 years, or under dedication arrangements at the relevant market price at the time the product is sold. Encana's natural gas production is sold under short-term delivery contracts with terms less than two years in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn.

Encana also seeks to mitigate the market risk associated with future cash flows by entering into various financial derivative instruments used to manage price risk relating to produced oil, NGLs and natural gas. Details of contracts related to Encana’s various financial risk management positions are found in Note 23 of Encana’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2018, Encana was committed to deliver approximately 7,700 Mbbls of oil and NGLs and approximately 121,800 MMcf of natural gas in the Canadian Operations and approximately 37,000 Mbbls of oil and approximately 58,600 MMcf of natural gas in the USA Operations with varying contract terms up to 5 years.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
Canadian Operations
Oil & NGLs	67	154	160	347	728
Natural Gas	388	699	526	1,749	3,362
Total Canadian Operations	455	853	686	2,096	4,090

USA Operations
Oil & NGLs	3	6	7	14	30
Natural Gas	227	400	315	110	1,052
Total USA Operations	230	406	322	124	1,082
Total Canadian and USA Operations	685	1,259	1,008	2,220	5,172

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

MAJOR CUSTOMERS

In connection with the marketing and sale of Encana’s production and purchased oil, NGLs and natural gas for the year ended December 31, 2018, the Company had one customer, Royal Dutch Shell, which individually accounted for more than 10 percent of Encana’s consolidated revenues (2017 and 2016 – two customers, Royal Dutch Shell Group and Flint Hills Resources). Encana does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Encana’s major customers are found in Note 2 of Encana’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

COMPETITION

The Company’s competitors include national, integrated and independent oil and gas companies, as well as oil and gas marketers and other participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. All aspects of the oil and gas industry are highly competitive and Encana actively competes with other companies in the industry, particularly in the following areas:

•Exploration for and development of new sources of oil, NGLs and natural gas reserves;

•Reserves and property acquisitions;

•Transportation and marketing of oil, NGLs, natural gas and diluents;

•Access to services and equipment to carry out exploration, development and operating activities; and

•Attracting and retaining experienced industry personnel.

The oil and gas industry also competes with other industries focused on providing alternative forms of energy to consumers. Competitive forces can lead to cost increases or result in an oversupply of oil, NGLs or natural gas.

EMPLOYEES

At December 31, 2018, Encana employed 2,065 employees as set forth in the following table.

Employees
Canada	1,133
U.S.	932
Total	2,065

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

Exploration and Development Activities

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

The Company’s operations also are subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from oil and gas wells; and the unitization or pooling of oil and gas properties. In addition, conservation laws generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas that can be produced from the Company’s wells and the number of wells or the locations that can be drilled.

Environmental and Occupational Regulations

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Encana’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer	Corporate Office

Douglas J. Suttles	58	6	President & Chief Executive Officer
Joanne L. Alexander	52	4	Executive Vice-President & General Counsel
Sherri A. Brillon	59	12	Executive Vice-President & Chief Financial Officer
David G. Hill	57	5	Executive Vice-President, Exploration & Business Development
Michael G. McAllister	60	8	Executive Vice-President & Chief Operating Officer
Michael Williams	59	5	Executive Vice-President, Corporate Services
Renee E. Zemljak	54	9	Executive Vice-President, Midstream, Marketing & Fundamentals

(1)	As of February 28, 2019

Mr. Suttles was appointed President & Chief Executive Officer in June 2013. Prior to that, Mr. Suttles was an independent businessman performing consulting services in the oil and gas industry and serving on the boards of one public and one private company from March 2011 until June 2013. Mr. Suttles was also Chief Operating Officer at BP Exploration & Production from January 2009 until March 2011.

Ms. Alexander was appointed Executive Vice-President & General Counsel on January 2015. Prior to that, Ms. Alexander was Senior Vice President, General Counsel and Corporate Secretary of Precision Drilling Corporation (a public oil and gas services company) from April 2008 to December 2014 and General Counsel of Marathon Oil Canada Corporation (an oil and gas company) from 2007 to 2008.

Ms. Brillon was appointed Executive Vice-President & Chief Financial Officer in November 2009. Ms. Brillon joined one of Encana’s predecessor companies in 1985 and assumed a variety of leadership roles, including her previous position as Executive Vice-President, Strategic Planning and Portfolio Management in January 2007. Ms. Brillon served as a director of the Canadian Chamber of Commerce (a not-for-profit company) from 2007 to 2009, as a director of PrairieSky Royalty Ltd. (a public oil and gas royalty company) from April 2014 to September 2014 and as a director of Tim Horton’s Inc. (a public restaurant company) from November 2013 to December 2014. Ms. Brillon currently sits as a member of the Listed Company Advisory Board for the NYSE.

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

The Company’s ability to operate, generate sufficient cash flows, and complete projects depends upon numerous factors beyond the Company’s control. In addition to commodity prices and continued market demand for its products, these non-controllable factors include general business and market conditions, economic recessions and financial market turmoil, the overall state of the capital markets, including investor appetite for investments in the oil and gas industry generally and the Company’s securities in particular, the ability to secure and maintain cost effective financing for its commitments, legislative, environmental and regulatory matters, changes to free trade agreements, reliance on industry partners and service providers, unexpected cost increases, royalties, taxes, including the impact of recent U.S. tax reform and potential U.S. Treasury Department regulations and guidance, volatility in natural gas, oil or NGLs prices, the availability of drilling and other equipment, the ability to access lands, the ability to access water for hydraulic fracturing operations, physical impacts from adverse weather conditions and other natural disasters, the availability and proximity of processing and pipeline capacity, transportation interruptions and constraints, technology failures, accidents, the availability of skilled labour and reservoir quality. In addition, some of these risks may be magnified due to the concentrated nature of funding certain assets within the Company’s portfolio of oil and natural gas properties that are operated within limited geographic areas. As a result, a number of the Company’s assets could experience any of the same risks and conditions at the same time, resulting in a relatively greater impact on the Company’s financial condition and results of operations compared to other companies that may have a more geographically diversified portfolio of properties.

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

Commodity prices used to estimate reserves included in this Annual Report on Form 10-K are calculated as the average oil and natural gas price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. Significant future price changes can have a material effect on the quantity and value of the Company's proved reserves. The standardized measure of discounted future net cash flows included in this Annual Report on Form 10-K will not represent the current market value of Encana’s estimated reserves. In addition, these reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

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

Encana may not realize anticipated benefits from acquisitions.

Encana has completed a number of acquisitions to strengthen its position and to create the opportunity to realize certain benefits, including, among other things, potential cost savings.  Achieving the benefits of acquisitions depends in part on successfully consolidating functions and integrating operations and procedures in a timely and efficient manner, as well as being able to realize the anticipated growth opportunities and synergies from combining the acquired businesses and operations.  Acquisitions could also result in difficulties in being able to hire, train or retain qualified personnel to manage and operate such properties.

With respect to the Newfield acquisition, there can be no assurance that Encana will be able to successfully integrate Newfield’s assets or otherwise realize the expected benefits of the transaction. Difficulties in integrating Newfield into Encana may result in the combined company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties that may be encountered in the integration process include, among other factors: difficulties integrating the businesses of Newfield and Encana in a manner that permits Encana to achieve the full revenue and cost savings anticipated from the transaction; complexities associated with managing a larger and more complex business; difficulties realizing anticipated operating synergies; difficulties integrating personnel, vendors and business partners; loss of key employees; potential unknown liabilities and unforeseen expenses, delays or regulatory conditions; performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to integration efforts; inconsistencies between each company’s standards, controls, policies and procedures; and the disruption of, or the loss of momentum in, each company’s ongoing business.

Encana has also incurred, and is expected to continue to incur, a number of costs associated with completing the Newfield acquisition and combining the businesses of Newfield and Encana. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two companies, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all.

Encana’s future success will depend, in part, on its ability to manage its expanded business by, among other things, integrating the assets, operations and personnel of Newfield and Encana in an efficient and timely manner; consolidating systems and management controls; and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on Encana’s business, reputation, financial condition and results of operations.

Encana may be subject to additional risks from acquisitions.

Acquiring oil and natural gas properties requires the Company to assess reservoir and infrastructure characteristics, including estimated recoverable reserves, future production, commodity prices, revenues, development and operating costs and potential environmental and other liabilities.  Such assessments are inexact and inherently uncertain and, as such, the acquired properties may not produce as expected, may not have the anticipated reserves and may be subject to increased costs and liabilities.

Although the acquired properties are reviewed prior to completion of an acquisition, such reviews are not capable of identifying all existing or potentially adverse conditions.  This risk may be magnified where the acquired properties are in geographic areas where the Company has not historically operated.  Further, the Company may not be able to obtain or realize upon contractual indemnities from the seller for liabilities created prior to an acquisition and it may be required to assume the risk of the physical condition of the properties that may not perform in accordance with its expectations.

As a result of the Newfield acquisition, Encana may also be exposed to additional risks or unknown or undisclosed liabilities to which it has not historically been exposed. Encana’s management may not be able to anticipate or effectively manage these additional risks, which could adversely impact Encana’s business, financial condition and results of operations.

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

Climate Change - A number of federal, provincial and state governments have announced intentions to regulate greenhouse gases and certain air pollutants. These governments are currently developing regulatory and policy frameworks to deliver on their announcements. The Canadian federal government along with certain provinces and territories, including Alberta and British Columbia, have announced a pan-Canadian climate change framework that is consistent with the outcome reached at the 21st Conference of the Parties in Paris and which includes imposing an economy wide cost on carbon emissions in Canada by 2023. The Alberta government outlined its Climate Leadership Plan which includes four key areas, one of which is targeting a 45 percent reduction in methane gas emissions from oil and gas operations by 2025, to be achieved through equipment replacement and leak detection and repair regulations. Both Alberta and British Columbia have implemented a provincial carbon tax; Alberta introduced a carbon levy in January 2017 of C$20 per tonne of CO2e, which increased to C$30 per tonne of CO2e in 2018 while British Columbia has an established carbon levy of C$30 per tonne of CO2e, increasing by C$5 per tonne of CO2e per year starting April 1, 2018 until it reaches C$50 per tonne of CO2e in 2021. In October of 2018, the United States Environmental Protection Agency (“EPA”) issued a reconsideration reforming the rules that regulate methane emissions from the oil and gas industry. Public comment on the proposed revised regulations closed in December 2018 and the new regulations are expected to be finalized in 2019. Encana’s cost of complying with emerging climate and cost of carbon regulations is not currently forecast to be material to the Company, however as these and additional federal and regional programs are in their early implementation stage or under development, Encana is unable to predict the total future impact of the potential regulations upon its business. Therefore, it is possible that the Company could face future increases in operating costs in order to comply with legislation governing emissions. Further, certain local governments, stakeholders and other groups have made claims against companies in the oil and gas industry, including the Company, relating to the purported causes and impact of climate change. These claims have, among other things, resulted in litigation, shareholder proposals and local ballot initiatives targeted against certain companies and the oil and gas industry generally. As these claims are in their early stages, the Company is unable to assess the impact of such claims on its business, but the defense of such matters may be costly and time consuming and could have a material adverse effect on the Company’s reputation.

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

Seismic Activity – Some areas of North America are experiencing increasing localized frequency of seismic activity which has been associated with oil and gas operations. Although the occurrence and risk of seismicity in relation to oil and gas operations is generally very low, it has been linked to deep disposal of wastewater and has been correlated with hydraulic fracturing activities which has prompted legislative and regulatory initiatives intended to address these concerns.  These initiatives have the potential to require additional monitoring, restrict the injection of produced water in certain disposal wells and/or modify or curtail hydraulic fracturing operations which could lead to operational delays, increase compliance costs or otherwise adversely impact the Company’s operations.

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

As at December 31, 2018, the Company had total long-term debt of $4,198 million and no outstanding balance under its revolving credit facilities. The terms of the Company’s various financing arrangements, including but not limited to the indentures relating to its outstanding senior notes and its revolving credit facilities, impose restrictions on its ability and, in some cases, the ability of the Company’s subsidiaries, to take a number of actions that it or they may otherwise desire to take, including: (i) incurring additional debt, including guarantees of indebtedness; (ii) creating liens on the Company’s or its subsidiaries’ assets; and (iii) selling certain of the Company’s or its subsidiaries’ assets.

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

We maintain insurance against some, but not all, of these risks and losses. The occurrence of a significant event against which Encana is not fully insured could have a material adverse effect on the Company’s financial position.

Encana is dependent on partners to fund development projects conducted through joint ventures and partnerships, which if such funding is unavailable may adversely affect the Company’s operations and financial condition.

Some of Encana's projects are conducted through joint ventures, partnerships or other arrangements, where Encana is dependent on its partners to fund their contractual share of the capital and operating expenditures related to such projects. If these partners do not approve or are unable to fund their contractual share of certain capital or operating expenditures, suspend or terminate such arrangements or otherwise fulfill their obligations, this may result in project delays or additional future costs to Encana, all of which may affect the viability of such projects.

These partners may also have strategic plans, objectives and interests that do not coincide with and may conflict with those of Encana. While certain operational decisions may be made solely at the discretion of Encana in its capacity as operator of certain projects, major capital and strategic decisions affecting such projects may require agreement among the partners. While Encana and its partners generally seek consensus with respect to major decisions concerning the direction and operation of the project assets, no assurance can be provided that the future demands or expectations of any party, including Encana, relating to such assets will be met satisfactorily or in a timely manner. Failure to satisfactorily meet such demands or expectations may affect Encana's or its partners’ participation in the operation of such assets or the timing for undertaking various activities, which could negatively affect Encana’s operations and financial results. Further, Encana is involved from time to time in disputes with its partners and, as such, it may be unable to dispose of assets or interests in certain arrangements if such disputes cannot be resolved in a satisfactory or timely manner.

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

Although the Company currently intends to pay quarterly cash dividends to its shareholders, these cash dividends may vary from time to time and could be increased, reduced or suspended. The amount of cash available to the Company to pay dividends, if any, can vary significantly from period to period for a number of reasons, including, among other things: Encana's operational and financial performance; fluctuations in the costs to produce natural gas, oil and NGLs; the amount of cash required or retained for debt service or repayment; amounts required to fund capital expenditures and working capital requirements; access to equity markets; foreign currency exchange rates and interest rates; and the risk factors set forth in this Annual Report on Form 10-K.

The decision whether or not to pay dividends and the amount of any such dividends are subject to the discretion of the Board of Directors, which regularly evaluates the Company's proposed dividend payments and the solvency test requirements of the CBCA. In addition, the level of dividends per common share will be affected by the number of outstanding common shares and other securities that may be entitled to receive cash dividends or other payments. Dividends may be increased, reduced or suspended depending on the Company's operational success and the performance of its assets. The market value of the common shares may deteriorate if the Company is unable to meet dividend expectations in the future, and that deterioration may be material.

Changes to existing regulations related to income tax laws, royalty regimes, environmental laws or other regulations could adversely affect the Company’s business, financial position, cash flows or results of operations.

Income tax laws, including recent U.S. tax reform and potential U.S. Treasury Department regulations and guidance, royalty regimes, environmental laws or other laws and regulations, and free trade agreements may change or be interpreted in a manner that adversely affects the Company or its securityholders. Tax authorities having jurisdiction over the Company or its shareholders could change their administrative practices, or may disagree with the manner in which the Company calculates its tax liabilities or structures its arrangements, to the detriment of the Company or its securityholders. Changes to existing laws and regulations or the adoption of new laws and regulations could also increase the Company’s cost of compliance and adversely affect the Company’s business, financial position, cash flows or results of operations.

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

The Company could be adversely affected by security threats, including cyber-security threats and related disruptions.

The Company has become increasingly dependent upon information technology systems to conduct daily operations. The Company depends on various information technology systems to estimate reserve quantities, process and record financial and operating data, analyze seismic and drilling information, and communicate with employees and third-party partners. This growing dependence on technology is accompanied by greater sensitivity to cyber-attacks and information systems breaches. Unauthorized access to information systems by employees or third parties could lead to corruption or exposure of confidential, fiduciary or proprietary information, interruption to communications or operations or disruption to the Company’s business activities or its competitive position. In addition, the Company’s vendors, suppliers and other business partners may separately suffer disruptions as a result of such security breaches. The potential for such occurrences subjects the Company’s operations to increased risks that could have a material adverse effect on the Company’s business, financial condition and results of operations. To protect its information assets and systems, the Company applies technical and process controls, which are reviewed by the appropriate senior management with oversight from the Company’s Board of Directors. These controls are in line with industry standards and are reviewed annually with peer companies in order to guide Encana’s focus on information security initiatives. However, these controls may not adequately prevent cyber-security breaches.

There is no assurance that the Company will not suffer losses associated with cyber-security breaches in the future. As cyber-attacks continue to evolve, the Company may be required to expend additional resources to investigate, mitigate and remediate any potential vulnerabilities. The Company may also be subject to regulatory investigations or litigation relating to cyber-security issues.

The Company’s operations may be affected by aboriginal treaty, title and other rights.

Aboriginal peoples have claimed aboriginal treaty, title and other rights in respect of areas within Canada and the United States. The Company is not aware of any material claims that have been made in respect of its properties or assets; however, the legal basis of an aboriginal land claim is a matter of considerable legal complexity and the impact of the assertion of such a claim, or the possible effect of a settlement of such claim, upon the Company cannot be predicted with any degree of certainty. In addition, no assurance can be given that any recognition of aboriginal rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration or development activities pending resolution of any such claim) would not delay or even prevent the Company’s exploration and development activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on the Company’s business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on the Company’s business, financial condition and results of operations.

In addition to the foregoing, the Company may become subject to various laws and regulations that apply to operators and other parties operating within the boundaries of Native American reservations in the United States. These laws and regulations may result in the imposition of certain fees, taxes, environmental standards, lease conditions or requirements to employ specified contractors or service providers. Any one of these requirements, or any delay in obtaining the approvals or permits necessary to operate within the boundaries of Native American tribal lands, could adversely impact the Company’s operations and ability to explore and develop new properties.

The Company’s foreign operations expose it to risks abroad which could negatively affect its results of operations.

Certain of Encana’s operations and related assets may be located, from time to time, in countries outside North America, some of which may be considered to be politically and economically unstable. Exploration or development activities in such countries may require protracted negotiations with host governments, national oil companies and third parties and are frequently subject to economic and political considerations, such as taxation, nationalization, expropriation, inflation, currency fluctuations, increased regulation and approval requirements, governmental regulation and the risk of actions by terrorist or insurgent groups, any of which could adversely affect the economics of such exploration or development projects.

Encana is also exposed to risks in connection with certain property interests and production operations in China that were acquired by Encana pursuant to the Newfield acquisition. These risks may include: difficulties obtaining permits or governmental approvals as a foreign operator; currency restrictions, exchange rate fluctuations, or other activities that disrupt markets and restrict the movement of funds; loss of revenue, property and equipment as a result of expropriation, nationalization, war, piracy, acts of terrorism, insurrection, civil unrest and other political risks; disruptions in international oil cargo shipping activities; taxation policies, including increases in taxes and governmental royalties, retroactive tax claims and investment restrictions; physical, digital, internal and external security breaches; forced renegotiation of, unilateral changes to, or termination of contracts with, governmental entities and quasi-governmental agencies; changes in laws and policies governing operations in China; difficulties enforcing rights against a governmental entity due to the doctrine of sovereign immunity; and changes to laws and policies of the United States affecting foreign trade, taxation, investment and transparency matters. Realization of any of the foregoing risks could adversely affect the Company’s business and results of operations.

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

For additional information, see Note 25 of Encana’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On February 26, 2018, the Company announced that it had received approval from the TSX to purchase, for cancellation, up to 35 million Encana common shares pursuant to a NCIB over the 12-month period beginning February 28, 2018 and ending February 27, 2019. For the twelve months ended December 31, 2018, the Company purchased approximately 20.7 million common shares for total consideration of approximately $250 million.

On February 13, 2019, the Company confirmed it will proceed with its previously announced plans to spend up to $1.25 billion to purchase common shares, for cancellation, subject to the receipt of regulatory approvals. On February 27, 2019, the TSX accepted the Company’s notice of intention to commence a NCIB for up to approximately 149.4 million Encana common shares, beginning March 4, 2019 and ending March 3, 2020.

MARKET INFORMATION, SHAREHOLDERS, AND DIVIDEND INFORMATION

Market Information

Encana’s common shares are listed and posted for trading on the TSX and NYSE under the symbol “ECA”.

Holders

The Company is authorized to issue an unlimited number of common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of the issuance. As at February 25, 2019, there were 1,495,871,408 common shares outstanding held by 25,686 shareholders of record, and no Class A Preferred Shares outstanding.

Dividend Information

In 2018, Encana paid a quarterly dividend of US$0.015 per share (US$0.06 per share annually). In 2017, Encana paid a quarterly dividend of US$0.015 per share (US$0.06 per share annually). On February 27, 2019 the Board of Directors declared a dividend of US$0.01875 per share payable on March 29, 2019.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information concerning securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

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

The following graph compares the cumulative five-year total return to shareholders of Encana’s common shares relative to the cumulative total returns of the S&P/TSX Composite Index and a peer group of 10 comparable companies operating in the same industry as the Company on December 31 for each of the years indicated. The companies included in the peer group are Antero Resources Corporation; Cabot Oil & Gas Corporation; Chesapeake Energy Corporation; Crescent Point Energy Corporation; Enerplus Corporation; Devon Energy Corporation; Obsidian Energy Ltd.; Pengrowth Energy Corporation; Range Resources Corporation; Southwestern Energy Company. The graph was prepared assuming $100 was invested on December 31, 2013 in Encana’s common shares, the S&P 500, the S&P/TSX Composite Index and the peer groups, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future share performance.

Comparison of 5-Year Cumulative Total Return Among

Encana Corporation, the S&P 500, the S&P/TSX Composite Index and a Peer Group

Fiscal Year Ended December 31	2013	2014	2015	2016	2017	2018
Encana	$ 100.00	$ 78.00	$ 30.00	$ 69.00	$ 79.00	$ 34.00
Peer Group	100.00	65.00	28.00	43.00	35.00	22.00
S&P 500	100.00	114.00	115.00	129.00	157.00	150.00
S&P/TSX Composite Index	100.00	111.00	101.00	123.00	134.00	122.00

Item 6: Selected Financial Data

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2018, which has been derived from the Company’s audited Consolidated Financial Statements. The financial information below should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

Year Ended December 31 (US$ millions, unless otherwise specified)	2018	2017	2016	2015	2014

Statement of Earnings Data
Revenues	5,939	4,443	2,918	4,422	8,019
Impairments	-	-	1,396	6,473	-
Operating Income (Loss) (1)	1,694	1,068	(1,881)	(6,298)	2,330
Gain (Loss) on Divestitures, Net	5	404	390	14	3,426
Net Earnings (Loss) Attributable to Common Shareholders	1,069	827	(944)	(5,165)	3,392

Per Share Data
Net Earnings (Loss) per Common Share Basic & Diluted	1.11	0.85	(1.07)	(6.28)	4.58
Dividends Declared per Common Share	0.06	0.06	0.06	0.28	0.28
Weighted Average Common Shares Outstanding Basic & Diluted (millions)	959.8	973.1	882.6	822.1	741.0

Balance Sheet Data
Cash and Cash Equivalents	1,058	719	834	271	338
Total Assets	15,344	15,267	14,653	15,614	24,492
Capital Lease Obligations and The Bow Office Building	1,435	1,639	1,570	1,591	1,959
Long-Term Debt, Including Current Portion	4,198	4,197	4,198	5,333	7,301
Total Shareholders’ Equity	7,447	6,728	6,126	6,167	9,685

Statement of Cash Flow Data
Cash From (Used In) Operating Activities	2,300	1,050	625	1,681	2,667
Non-GAAP Cash Flow (2)	2,115	1,343	838	1,430	2,934
Capital Expenditures	1,975	1,796	1,132	2,232	2,526
Net Acquisitions & (Divestitures)	(476)	(682)	(1,052)	(1,838)	(1,329)

Foreign Exchange Rates (US$ per C$1)
Average	0.772	0.771	0.755	0.782	0.905
Period End	0.733	0.797	0.745	0.723	0.862

Production Volumes
Oil (Mbbls/d)	89.9	76.3	73.7	87.0	49.4
Total NGLs (Mbbls/d) (3)	78.2	52.8	48.4	46.4	37.4
Total Oil & NGLs (Mbbls/d)	168.1	129.1	122.1	133.4	86.8
Natural Gas (MMcf/d)	1,158	1,104	1,383	1,635	2,350
Total Production (MBOE/d)	361.2	313.2	352.7	405.9	478.5

Commodity Prices, Including Realized Gains (Losses) on Risk Management
Oil ($/bbl)	56.84	49.76	48.68	49.68	86.03
Total NGLs ($/bbl) (3)	37.21	34.72	23.90	21.66	48.09
Oil & NGLs ($/bbl)	47.71	43.61	38.85	39.93	69.70
Natural Gas ($/Mcf)	2.76	2.42	2.10	3.89	4.59
Total ($/BOE)	31.06	26.51	21.69	28.81	35.21

(1)

Operating income (loss) was restated to conform with the January 1, 2018 adoption of ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The Company reclassified components of total net defined periodic benefit cost, excluding the service cost component, from total operating expenses to other (gains) losses, net in the Consolidated Statement of Earnings by $3 million and $(1) million in 2015 and 2014, respectively.

(2)

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

(3)	Includes plant condensate.

Supplemental Quarterly Financial Information (Unaudited)

See Note 28 of Encana’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10‑K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the period ended December 31, 2018 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Annual Report on Form 10-K. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Accounting Policies and Estimates
•	Non-GAAP Measures

Executive Overview

Strategy

By executing on its strategy as outlined in Items 1 and 2 of this Annual Report on Form 10-K, Encana focuses on quality cash flow growth from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at December 31, 2018, these comprised Montney and Duvernay in Canada and Eagle Ford and Permian in the U.S. These top tier assets form a multi-basin portfolio of oil, NGL and natural gas producing plays enabling flexible and efficient investment of capital into high margin liquids plays that support sustainable cash flow generation for the Company. Encana rapidly deploys successful ideas and practices across its top tier assets, becoming more efficient as innovative and sustainable technical improvements are implemented.

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

Highlights

During 2018, Encana met all of the targets set in its full year 2018 guidance by successfully executing the Company’s 2018 capital plan, maintaining operational efficiencies achieved in 2017 and minimizing the effect of inflationary costs. Higher revenues in 2018 compared to 2017 resulted from higher liquids benchmark prices and production volumes. Higher oil and NGL benchmark prices contributed to increases in Encana’s average realized oil and NGL prices of 30 percent and 15 percent, respectively. Liquids production volumes increased by 30 percent compared to 2017 and represented approximately 47 percent of total production volumes in 2018. Encana also focused on the diversification of the Company’s downstream markets to capture higher realized prices. Encana remains committed to delivering a business model that allows the Company to adapt to fluctuating commodity prices.

Significant Developments

•

Announced a definitive merger agreement on November 1, 2018 to acquire all of the issued and outstanding shares of common stock of Newfield in an all stock-transaction. The acquisition closed on February 13, 2019, adding to Encana’s portfolio approximately 360,000 net acres in the oil-rich window of the Anadarko Basin in Oklahoma. Further information on the Newfield acquisition can be found in the Subsequent Events section of this MD&A.

•	Completed the sale of the Company’s San Juan assets in New Mexico to DJR Energy, LLC on December 27, 2018.
•

Completed the sale of the Company’s Pipestone liquids hub in Alberta to Keyera Partnership (“Keyera”), a subsidiary of Keyera Corp., in April 2018. In conjunction with the sale, Keyera will own and construct a natural gas processing facility and will provide Encana with processing services under a competitive fee-for-service arrangement in support of the Company’s liquids growth plans in Montney.

Financial Results

•

Reported net earnings of $1,069 million, including a net gain on risk management in revenues of $415 million, before tax, and a net foreign exchange loss of $168 million, before tax, as well as deferred tax expense of $149 million.

•	Recovered current taxes of approximately $55 million and interest of $17 million primarily due to the successful resolution of certain tax items relating to prior taxation years.
•

Generated cash from operating activities of $2,300 million, Non-GAAP Cash Flow of $2,115 million and Non-GAAP Cash Flow Margin of $16.05 per BOE, including the tax items noted above. Cash from operating activities exceeded capital expenditures by $325 million.

•	Held cash and cash equivalents of $1,058 million and had available credit facilities of $4.0 billion for total liquidity of $5.1 billion at year end.
•	Achieved Net Debt to Adjusted EBITDA of 1.3 times.
•

Returned capital to shareholders through the purchase of approximately 20.7 million common shares for total consideration of approximately $250 million and paid dividends of $0.06 per common share totaling $57 million.

Capital Investment

•	Reported total capital spending of $1,975 million which was in line with the full year 2018 guidance of approximately $2.0 billion.
•	Directed $1,415 million, or 72 percent, of total capital spending to Permian and Montney.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

•	Average liquids and natural gas production volumes were in line with the full year 2018 guidance ranges.
•

Produced average oil and NGL volumes of 168.1 Mbbls/d which accounted for 47 percent of total production volumes. Average oil and plant condensate production volumes of 128.9 Mbbls/d were 77 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,158 MMcf/d which accounted for 53 percent of total production volumes.

Revenues and Operating Expenses

•

Achieved all targets set in the full year 2018 guidance ranges; transportation and processing expense of $7.22 per BOE, as well as upstream operating expense of $3.24 per BOE and administrative expense of $1.43 per BOE, excluding long-term incentive costs.

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

•

Incurred higher transportation and processing expense of $238 million in 2018, an increase of 28 percent compared to 2017, primarily due to higher production volumes in Montney and Permian, and additional costs incurred in conjunction with the diversification of other downstream markets to capture higher realized prices as discussed above.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.

Subsequent Events

On February 13, 2019, Encana completed the acquisition of all the issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares to Newfield shareholders, representing an exchange ratio of 2.6719 Encana common shares for each share of Newfield common stock held. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remain outstanding. Newfield’s operations are focused on the development of oil-rich properties primarily located in the Anadarko Basin in Oklahoma. The post-acquisition results of operations of Newfield will be included in the Company’s interim consolidated results for the period ended March 31, 2019.

On February 13, 2019, the Company confirmed it will proceed with its previously announced plans to spend up to $1.25 billion to purchase common shares, for cancellation, subject to the receipt of regulatory approvals. On February 27, 2019, the Company announced that the TSX accepted its notice of intention to commence a NCIB beginning March 4, 2019 and ending March 3, 2020.

2019 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2019 are expected to reflect global supply and demand dynamics as well as the geopolitical environment. At a meeting in December 2018, OPEC and certain non-OPEC countries agreed to reduce crude oil production, beginning in January 2019 for an initial period of six months, seeking to balance the global oil market in response to quickly changing fundamentals. Risks to the global economy including trade disputes, U.S. production growth and potential oil supply outages resulting from geopolitical instability in major producing countries, could further contribute to price fluctuations in 2019. OPEC and certain non-OPEC countries are scheduled to meet again in April 2019 to review production levels which could potentially result in other supply adjustments and contribute to price fluctuations.

Natural gas prices in 2019 will be affected by the timing of supply and demand growth and the effects of seasonal weather. Natural gas prices in western Canada have seen significant negative price pressure as strong supply continues to surpass regional demand and stress effective pipeline capacity. Despite near-term price strength related to lower-than-normal storage and a colder than normal start to winter, potential for improvement in longer-term U.S. natural gas prices remains limited, primarily due to continued production increases in both the Northeast U.S. and associated gas production in the Permian Basin.

Company Outlook

Encana is positioned to be flexible in the current price environment in order to continue to achieve strong returns and to balance growth with return of capital to shareholders. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at February 15, 2019, the Company has hedged approximately 88 Mbbls/d of expected oil and condensate production and 989 MMcf/d of expected natural gas production for the remainder of 2019. Additional information on Encana’s hedging program can be found in Note 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Markets for crude oil and natural gas are exposed to different price risks. While the market price for crude oil tends to move in the same direction as the global market, the Permian Basin experienced wide differentials throughout 2018 due to basin export capacity constraints. Recently, these differentials have narrowed and Encana expects this trend to continue in 2019. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. Encana proactively utilizes transportation contracts to diversify the Company’s downstream markets and reduce significant exposure to any given market. Through a combination of derivative financial instruments and transportation capacity, Encana has mitigated the majority of its exposure to Midland and AECO pricing in 2019. In addition, Encana continues to seek new markets to yield higher returns.

Encana’s 2019 guidance, including capital investment, production and operating expenses, reflects the strategic business combination with Newfield. In 2019, as part of the Company’s commitment to returning capital to shareholders, Encana will also increase its dividend by 25 percent and intends to spend up to $1.25 billion to purchase, for cancellation, Encana common shares. Further information can be found in the Subsequent Events, and Liquidity and Capital Resources sections of this MD&A.

Capital Investment

Total anticipated 2019 capital investment of approximately $2.5 billion to $2.7 billion is expected to be primarily funded from 2019 cash generated from operating activities. Capital investment in Permian and Anadarko is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is expected to be allocated to both Cutbank Ridge and Pipestone with a focus on maximizing returns from high margin liquids. Encana expects to allocate approximately 75 percent of its total capital spending to these three core growth assets in 2019.

Encana continually strives to improve well performance and lower costs through innovative techniques. Encana's large-scale cube development model utilizes multi-well pads and advanced completion designs to access stacked pay resources to maximize returns and resource recovery from its reservoirs. Encana expects to deploy the cube development model to the Anadarko Basin assets starting in the second quarter of 2019. The application of the cube development is expected to reduce well costs by approximately $1 million per well in 2019 compared to Newfield’s 2018 well costs. The impact of Encana’s disciplined capital program and continuous innovation create flexibility and opportunity to grow cash flows and production volumes going forward.

Production

As part of the Company’s long-term growth strategy, Encana has significantly shifted its production mix to a more balanced portfolio in the recent years, thereby reducing the extent of exposure to market volatility of a particular commodity. In 2019, Encana expects to continue to focus on growing liquids production volumes of 290.0 Mbbls/d to 310.0 Mbbls/d and natural gas production volumes of 1,500 MMcf/d to 1,600 MMcf/d. Liquids production is expected to exceed 50 percent of total production volumes in 2019.

Operating Expenses

Workforce reductions and operating efficiencies attributable to the strategic business combination are expected to reduce indirect operating and administrative costs by approximately $125 million on an annualized basis compared to the aggregate costs of Newfield and Encana prior to the acquisition. These synergies exclude expected restructuring costs to be incurred in 2019. Efficiency improvements and lower service costs are expected to be maintained through the support of the Company’s culture of innovation and its focus on continuous improvement in operational execution. Encana expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses. In 2019, Encana expects total costs of $12.75 per BOE to $13.25 per BOE, which includes upstream transportation and processing expense, operating expense, production, mineral and other taxes, as well as administrative expense. Operating expense and administrative expense excludes long-term incentive costs and restructuring costs. Encana strives to offset any inflationary pressures with efficiency improvements and effective supply chain management, including favorable price negotiations.

Further information on Encana’s 2019 Corporate Guidance can be accessed on the Company’s website at www.encana.com.

Results of Operations

Selected Financial Information

($ millions)	2018	2017 (1)	2016 (1)

Product and Service Revenues
Upstream product revenues	$4,223	$3,009	$2,444
Market optimization	1,224	863	647
Service revenues	10	20	31
Total Product and Service Revenues	5,457	3,892	3,122

Gains (Losses) on Risk Management, Net	415	482	(275)
Sublease Revenues	67	69	71
Total Revenues	5,939	4,443	2,918

Total Operating Expenses (2)	4,245	3,375	4,799
Operating Income (Loss)	1,694	1,068	(1,881)
Total Other (Income) Expenses	531	(362)	(261)
Net Earnings (Loss) Before Income Tax	1,163	1,430	(1,620)
Income Tax Expense (Recovery)	94	603	(676)

Net Earnings (Loss)	$1,069	$827	$(944)

(1)

2017 and 2016 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”, as described in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Encana’s revenues, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are linked to Edmonton Condensate and AECO, as well as other downstream natural gas benchmarks, including Dawn. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices, as well as other downstream oil benchmarks. The other downstream benchmarks reflect the diversification of the Company’s markets. Realized NGL prices are significantly influenced by oil benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below.

Benchmark Prices

(average for the period)	2018	2017	2016

Oil & NGLs
WTI ($/bbl)	$64.77	$50.95	$43.32
Edmonton Condensate (C$/bbl)	78.88	66.90	56.18

Natural Gas
NYMEX ($/MMBtu)	$3.09	$3.11	$2.46
AECO (C$/Mcf)	1.53	2.43	2.09
Dawn (C$/MMBtu)	4.07	3.94	3.39

Production Volumes and Realized Prices

	Production Volumes (1)			Realized Prices (2)
	2018	2017	2016	2018	2017	2016

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.4	0.4	2.0	$52.54	$42.33	$36.32
USA Operations	89.5	75.9	71.7	64.05	49.14	38.67
Total	89.9	76.3	73.7	64.00	49.10	38.61

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	35.2	23.1	17.6	56.31	50.57	40.97
USA Operations	3.8	3.2	2.7	52.33	40.64	32.48
Total	39.0	26.3	20.3	55.92	49.35	39.84

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	14.0	6.0	7.6	27.32	25.19	12.13
USA Operations	25.2	20.5	20.5	23.39	19.42	12.53
Total	39.2	26.5	28.1	24.79	20.72	12.42

Total NGLs (Mbbls/d, $/bbl)
Canadian Operations	49.2	29.1	25.2	48.05	45.35	32.32
USA Operations	29.0	23.7	23.2	27.21	22.30	14.86
Total	78.2	52.8	48.4	40.31	34.98	23.94

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	49.6	29.5	27.2	48.08	45.30	32.61
USA Operations	118.5	99.6	94.9	55.03	42.74	32.84
Total	168.1	129.1	122.1	52.98	43.33	32.79

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	1,007	838	966	2.24	2.16	1.77
USA Operations	151	266	417	2.28	3.03	2.29
Total	1,158	1,104	1,383	2.25	2.37	1.93

Total Production (MBOE/d, $/BOE)
Canadian Operations	217.5	169.1	188.2	21.34	18.61	13.82
USA Operations	143.7	144.1	164.5	47.80	35.16	24.78
Total	361.2	313.2	352.7	31.86	26.22	18.93

Production Mix (%)
Oil & Plant Condensate	36	33	27
NGLs – Other	11	8	8
Total Oil & NGLs	47	41	35
Natural Gas	53	59	65

Production Growth - Year Over Year (%) (3)
Total Oil & NGLs	30
Natural Gas	5
Total Production	15

Core Asset Production
Oil (Mbbls/d)	87.6	72.6	64.1

NGLs – Plant Condensate (Mbbls/d)	38.9	25.8	19.2
NGLs – Other (Mbbls/d)	38.0	24.7	22.9
Total NGLs (Mbbls/d)	76.9	50.5	42.1

Total Oil & NGLs (Mbbls/d)	164.5	123.1	106.2

Natural Gas (MMcf/d)	1,091	826	887

Total Production (MBOE/d)	346.3	260.7	254.2

% of Total Encana Production	96	83	72

(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Not adjusted for divestitures.

Upstream Product Revenues

($ millions)	Oil	NGLs (1)	Natural Gas (2)	Total

2016 Upstream Product Revenues	$1,041	$424	$978	$2,443
Increase (decrease) due to:
Sales prices	290	171	201	662
Production volumes	36	79	(221)	(106)
2017 Upstream Product Revenues	$1,367	$674	$958	$2,999
Increase (decrease) due to:
Sales prices	488	139	(1)	626
Production volumes	245	339	(5)	579
2018 Upstream Product Revenues	$2,100	$1,152	$952	$4,204

(1)	Includes plant condensate.
(2)	Natural gas revenues for 2018 exclude a royalty adjustment with no associated production volumes of $19 million (2017 - $10 million; 2016 - $1 million).

Oil Revenues

2018 versus 2017

Oil revenues increased $733 million compared to 2017 primarily due to:

•

Higher average realized oil prices of $14.90 per bbl, or 30 percent, increased revenues by $488 million. The increase reflected a higher WTI benchmark price which was up 27 percent and exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets, partially offset by weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Higher average oil production volumes of 13.6 Mbbls/d increased revenues by $245 million. Higher volumes were primarily due to a successful drilling program in Permian (18.4 Mbbls/d), partially offset by natural declines in Eagle Ford (2.8 Mbbls/d).

2017 versus 2016

Oil revenues increased $326 million compared to 2016 primarily due to:

•

Higher average realized oil prices of $10.49 per bbl, or 27 percent, increased revenues by $290 million. The increase reflected a higher WTI benchmark price which was up 18 percent. The increase was also due to higher utilization of pipelines to transport oil to more favourable markets to receive a higher realized price, as well as higher regional pricing in the USA Operations; and

•

Higher average oil production volumes of 2.6 Mbbls/d increased revenues by $36 million. Higher volumes were primarily due to a successful drilling program in Permian (11.6 Mbbls/d), partially offset by the sales of the DJ Basin and Gordondale assets in the third quarter of 2016 and the Tuscaloosa Marine Shale assets in the second quarter of 2017 (5.3 Mbbls/d), natural declines in the USA Other Upstream Operations (1.5 Mbbls/d) and Eagle Ford (1.3 Mbbls/d) and production constraints resulting from Hurricane Harvey in Eagle Ford and Permian during the third quarter of 2017 (0.5 Mbbls/d).

NGL Revenues

2018 versus 2017

NGL revenues increased $478 million compared to 2017 primarily due to:

•

Higher average realized plant condensate prices of $6.57 per bbl, or 13 percent, increased revenues by $91 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 27 percent and 18 percent, respectively, partially offset by changes in regional pricing; and

•

Higher average realized other NGL prices of $4.07 per bbl, or 20 percent, increased revenues by $48 million. The increase reflected higher other NGL benchmark prices in the USA Operations, partially offset by lower other NGL benchmark prices in Canadian Operations; and

•

Higher average plant condensate production volumes of 12.7 Mbbls/d increased revenues by $232 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (15.3 Mbbls/d), partially offset by natural declines in Duvernay (1.7 Mbbls/d); and

•	Higher average other NGL production volumes of 12.7 Mbbls/d increased revenues by $107 million. Higher volumes were primarily due to successful drilling programs in Montney and Permian (14.8 Mbbls/d).

2017 versus 2016

NGL revenues increased $250 million compared to 2016 primarily due to:

•

Higher average realized plant condensate prices of $9.51 per bbl, or 24 percent, increased revenues by $93 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 18 percent and 19 percent, respectively; and

•	Higher average realized other NGL prices of $8.30 per bbl, or 67 percent, increased revenues by $78 million resulting from the increase in other NGL benchmark prices; and
•

Higher average plant condensate production volumes of 6.0 Mbbls/d increased revenues by $86 million. Higher volumes were primarily due to successful drilling programs in the Core Assets (7.2 Mbbls/d), partially offset by asset sales (1.1 Mbbls/d), which mainly included the Gordondale and DJ Basin assets in the third quarter of 2016; and

•

Lower average other NGL production volumes of 1.6 Mbbls/d decreased revenues by $7 million. Lower volumes were primarily due to asset sales (5.9 Mbbls/d), which mainly included the Gordondale and DJ Basin assets in the third quarter of 2016, partially offset by successful drilling programs in the Core Assets (5.1 Mbbls/d).

Natural Gas Revenues

2018 versus 2017

Natural gas revenues decreased $6 million compared to 2017 primarily due to:

•	Realized natural gas prices decreased revenues by $1 million resulting from:
•	Lower average realized natural gas prices in the USA Operations of $0.75 per Mcf decreased revenues by $42 million primarily due to weakening regional pricing; and
•

Higher average realized natural gas prices in Canadian Operations of $0.08 per Mcf increased revenues by $41 million primarily due to exposure to other downstream benchmark prices in 2018 resulting from the diversification of the Company’s markets, partially offset by a lower AECO benchmark price which was down 37 percent.

•	Production volume changes decreased revenues by $5 million resulting from:
•

Lower average production volumes in the USA Operations of 115 MMcf/d decreased revenues by $128 million primarily due to the sale of the Piceance natural gas assets in the third quarter of 2017 (129 MMcf/d), partially offset by a successful drilling program in Permian in 2018 (23 MMcf/d); and

•

Higher average production volumes in Canadian Operations of 169 MMcf/d increased revenues by $123 million resulting from a successful drilling program in Montney (243 MMcf/d), partially offset by asset sales (61 MMcf/d), which mainly include certain assets in Wheatland in the fourth quarter of 2017, and lower volumes from Deep Panuke where the Company has ceased operations and has begun planning decommissioning activities (17 MMcf/d).

2017 versus 2016

Natural gas revenues decreased $20 million compared to 2016 primarily due to:

•

Lower average natural gas production volumes of 279 MMcf/d decreased revenues by $221 million. Lower volumes were primarily due to asset sales (198 MMcf/d) which mainly included the Piceance natural gas assets in the third quarter of 2017 and the Gordondale and DJ Basin assets in the third quarter of 2016, natural declines in Other Upstream Operations (77 MMcf/d) and increased downtime resulting from scheduled third-party plant maintenance in Montney (19 MMcf/d), partially offset by a successful drilling program in Permian (17 MMcf/d);

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

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at December 31, 2018 can be found in Note 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of Encana’s risk management activities on revenues.

	$ millions			Per-Unit
	2018	2017	2016	2018	2017	2016

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(235)	$18	$271	$(7.16)	$0.66	$10.07
NGLs ($/bbl) (2)	(89)	(5)	-	(3.10)	(0.26)	(0.04)
Natural Gas ($/Mcf)	218	20	85	0.51	0.05	0.17
Other (3)	2	7	5	-	-	-
Total ($/BOE)	(104)	40	361	$(0.80)	$0.29	$2.76

Unrealized Gains (Losses) on Risk Management	519	442	(636)
Total Gains (Losses) on Risk Management, Net	$415	$482	$(275)

(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Includes plant condensate.
(3)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

Encana recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the Canadian and USA Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

($ millions)	2018	2017	2016

Market Optimization	$1,224	$863	$647

2018 versus 2017

Market Optimization revenues increased $361 million compared to 2017 primarily due to:

•

Higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with certain divestitures from prior years ($436 million), partially offset by lower natural gas benchmark prices ($75 million).

2017 versus 2016

Market Optimization revenues increased $216 million compared to 2016 primarily due to:

•

Higher natural gas benchmark prices ($166 million) and higher sales of third-party purchased volumes, primarily related to natural gas, used for optimization activities and long-term marketing arrangements associated with certain divestitures from prior years ($50 million).

Sublease Revenues

Sublease revenues primarily includes amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Further information on The Bow office sublease can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions			$/BOE
	2018	2017	2016	2018	2017	2016

Canadian Operations	$16	$20	$23	$0.20	$0.33	$0.33
USA Operations	131	92	76	$2.50	$1.74	$1.27
Total	$147	$112	$99	$1.11	$0.98	$0.77

2018 versus 2017

Production, mineral and other taxes increased $35 million compared to 2017 primarily due to:

•	Higher liquids prices in Permian and Eagle Ford and higher production volumes in Permian ($40 million) and lower production taxes in 2017 from tax recoveries in the USA Operations ($8 million);

partially offset by:

•	Asset sales ($15 million), which mainly include certain assets in Wheatland in the fourth quarter of 2017 and the Piceance natural gas assets in the third quarter of 2017.

2017 versus 2016

Production, mineral and other taxes increased $13 million compared to 2016 primarily due to:

•	Higher prices in the USA Operations and higher liquids production volumes in Permian ($31 million);

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

	$ millions			$/BOE
	2018	2017	2016	2018	2017	2016

Canadian Operations	$828	$578	$576	$10.42	$9.35	$8.35
USA Operations	124	164	260	$2.37	$3.12	$4.33
Upstream Transportation and Processing	952	742	836	$7.22	$6.49	$6.48

Market Optimization	131	103	87
Corporate & Other	-	-	(22)
Total	$1,083	$845	$901

2018 versus 2017

Transportation and processing expense increased $238 million compared to 2017 primarily due to:

•

Higher production volumes and gathering and processing fees in Montney ($147 million) and Permian ($15 million), higher downstream processing and transportation costs due to higher volumes and costs relating to the diversification of the Company’s downstream markets in Montney ($137 million) and Permian ($24 million);

partially offset by:

•

Asset sales ($67 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017, and lower volumes from Deep Panuke where the Company has ceased operations and has begun planning decommissioning activities ($23 million).

2017 versus 2016

Transportation and processing expense decreased $56 million compared to 2016 primarily due to:

•

Asset sales ($107 million), which mainly include the DJ Basin and Gordondale assets in the third quarter of 2016 and the Piceance natural gas assets in the third quarter of 2017, the renegotiation and expiration of certain transportation contracts ($32 million), lower natural gas production volumes and lower gas gathering and processing fees in Montney and Other Upstream Operations ($9 million) and lower activity in Duvernay ($4 million);

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

	$ millions			$/BOE
	2018	2017	2016	2018	2017	2016

Canadian Operations	$118	$122	$152	$1.45	$1.92	$2.16
USA Operations	305	331	394	$5.80	$6.18	$6.44
Upstream Operating Expense (1)	423	453	546	$3.18	$3.88	$4.16

Market Optimization	16	35	35
Corporate & Other	15	18	17
Total	$454	$506	$598

(1)	2018 Upstream Operating Expense per BOE includes a recovery of long-term incentive costs of $0.06/BOE (2017 - long-term incentive costs of $0.19/BOE; 2016 - long-term incentive costs of $0.29/BOE).

2018 versus 2017

Operating expense decreased $52 million compared to 2017 primarily due to:

•

Lower long-term incentive costs resulting from the decrease in Encana’s share price in 2018 compared to 2017 ($47 million) and asset sales ($39 million), which mainly include the Piceance natural gas assets in the third quarter of 2017 and certain assets in Wheatland in the fourth quarter of 2017;

partially offset by:

•	Higher activity in Montney and Permian ($40 million).

2017 versus 2016

Operating expense decreased $92 million compared to 2016 primarily due to:

•

Asset sales ($66 million), which mainly included the DJ Basin and Gordondale assets in the third quarter of 2016, the Piceance natural gas assets in the third quarter of 2017 and the Tuscaloosa Marine Shale assets in the second quarter of 2017, lower salaries and benefits and long-term incentive costs due to higher headcount dedicated to the capital program and a smaller increase in Encana’s share price in 2017 compared to 2016 ($47 million) and cost-saving initiatives ($24 million);

partially offset by:

•	Higher activity in Permian and Montney ($39 million) and the higher U.S./Canadian dollar exchange rate ($4 million).

Further information on Encana’s long-term incentives can be found in Note 20 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

($ millions)	2018	2017	2016

Market Optimization	$1,100	$788	$586

2018 versus 2017

Purchased product expense increased $312 million compared to 2017 primarily due to:

•

Higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with certain divestitures from prior years ($423 million), partially offset by lower natural gas benchmark prices ($111 million).

2017 versus 2016

Purchased product expense increased $202 million compared to 2016 primarily due to:

•

Higher natural gas benchmark prices ($152 million) and higher third-party volumes purchased, primarily related to natural gas, for optimization activities and long-term marketing arrangements associated with certain divestitures from prior years ($50 million).

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

	$ millions			$/BOE
	2018	2017	2016	2018	2017	2016

Canadian Operations	$361	$236	$260	$4.55	$3.82	$3.77
USA Operations	860	530	523	$16.39	$10.09	$8.68
Upstream DD&A	1,221	766	783	$9.26	$6.70	$6.06

Market Optimization	1	1	-
Corporate & Other	50	66	76
Total	$1,272	$833	$859

2018 versus 2017

DD&A increased $439 million compared to 2017 primarily due to:

•	Higher depletion rates in the USA and Canadian Operations ($318 million and $67 million, respectively) and higher production volumes in Canadian Operations ($59 million).

The depletion rates in the Canadian and USA Operations increased $0.73 per BOE and $6.30 per BOE, respectively, compared to 2017 primarily due to:

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

The depletion rates in the Canadian and USA Operations increased $0.05 per BOE and $1.41 per BOE, respectively, compared to 2016 primarily due to:

•

Lower reserve volumes from the sale of the Piceance natural gas assets in the third quarter of 2017, partially offset by ceiling test impairments recognized in the first six months of 2016 in the Canadian and USA Operations, and the sale of the DJ Basin assets in the third quarter of 2016. The sale of the Piceance natural gas assets resulted in the recognition of a gain on divestiture, whereas proceeds from the sale of the DJ Basin assets were deducted from the U.S. full cost pool. Additional information on the divestitures can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

($ millions)	2018	2017	2016

Canadian Operations	$-	$-	$493
USA Operations	-	-	903
Total	$-	$-	$1,396

The Company did not recognize any ceiling test impairments for 2018 and 2017. The ceiling test impairments in 2016 were primarily due to the decline in the 12-month average trailing prices, which reduced the Canadian and USA Operations proved reserves volumes and values as calculated under SEC requirements. For additional information on the 12-month average trailing prices used in the ceiling test calculations, refer to Note 27 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in the Calgary and Denver offices. Costs primarily include salaries and benefits, general office, information technology and long-term incentive costs.

	2018	2017	2016

Administrative ($ millions)	$157	$254	$309
Administrative ($/BOE) (1)	$1.18	$2.22	$2.40

(1)

2018 administrative expense per BOE includes a recovery of long-term incentive costs of $0.25/BOE (2017 - long-term incentive costs of $0.67/BOE). 2016 administrative expense per BOE includes long-term incentive costs and restructuring costs of $0.93/BOE.

2018 versus 2017

Administrative expense in 2018 decreased $97 million compared to 2017 primarily due to lower long-term incentive costs resulting from the decrease in Encana’s share price in 2018 compared to 2017 ($109 million).

2017 versus 2016

Administrative expense in 2017 decreased $55 million compared to 2016 primarily due to lower restructuring costs ($34 million), lower third-party payments relating to previously divested assets ($11 million) as well as lower long-term incentive costs resulting from a smaller increase in Encana’s share price in 2017 compared to 2016 ($10 million).

Other (Income) Expenses

($ millions)	2018	2017	2016

Interest	$351	$363	$397
Foreign Exchange (Gain) Loss, Net	168	(279)	(210)
(Gain) Loss on Divestitures, Net	(5)	(404)	(390)
Other (Gains) Losses, Net	17	(42)	(58)
Total Other (Income) Expenses	$531	$(362)	$(261)

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes. Encana also incurs interest on the Company’s long-term obligations for The Bow office building and capital leases. Further details on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2018 versus 2017

Interest expense in 2018 decreased $12 million compared to 2017 primarily due to a $17 million recovery of other interest resulting from the successful resolution of certain tax items related to prior taxation years compared to $11 million in 2017, and lower interest on capital leases ($4 million).

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

2018 versus 2017

In 2018, Encana recorded a net foreign exchange loss of $168 million compared to a net gain of $279 million in 2017. The change of $447 million was primarily due to unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2017 ($601 million) and unrealized losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2017 ($68 million), partially offset by higher unrealized foreign exchange gains on the translation of intercompany notes ($145 million) and realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2017 ($59 million).

2017 versus 2016

In 2017, Encana recorded a higher net foreign exchange gain compared to 2016 ($69 million). The change was primarily due to higher unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada ($113 million) and unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2016 ($48 million), partially offset by realized foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada compared to gains in 2016 ($87 million). In 2017, unrealized foreign exchange on the translation of U.S. dollar financing debt issued from Canada included an out-of-period adjustment of $68 million, before tax, in respect of unrealized losses on a foreign-denominated capital lease obligation since December 31, 2013. Further information on the out-of-period adjustment can be found in Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(Gain) Loss on Divestitures, Net

Amounts received from the Company’s divestiture transactions are deducted from the respective Canadian and U.S. full cost pools, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in a country cost centre, in which case a gain or loss is recognized. Additional information regarding gains on divestitures can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2017

Gain on divestitures in 2017 primarily included the before tax gain on the sale of the Piceance natural gas assets of approximately $406 million.

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

2018

Other losses in 2018 primarily includes the write-down of long-term receivables relating to Other Upstream Operations of $20 million, acquisition costs relating to the merger agreement with Newfield of $7 million, and reclamation charges relating to decommissioned assets of $4 million, partially offset by interest income on short-term investments of $8 million and the recovery of sales taxes relating to previously divested investments of $7 million.

2017

Other gains in 2017 primarily included interest received of $33 million resulting from the successful resolution of certain tax items previously assessed by the tax authorities relating to prior taxation years and interest income on short-term investments of $6 million, partially offset by reclamation charges relating to decommissioned assets of $4 million.

2016

Other gains in 2016 primarily included a gain of $89 million on the early retirement of long-term debt as discussed in the Liquidity and Capital Resources section of this MD&A, partially offset by a one-time third-party payment relating to a previously divested asset of $20 million and reclamation charges relating to decommissioned assets of $7 million.

Income Tax

($ millions)	2018	2017	2016

Current Income Tax Expense (Recovery)	$(55)	$(63)	$(78)
Deferred Income Tax Expense (Recovery)	149	666	(598)
Income Tax Expense (Recovery)	$94	$603	$(676)

Effective Tax Rate	8.1%	42.2%	41.7%

Income Tax Expense (Recovery)

2018 versus 2017

Total income tax expense in 2018 decreased $509 million compared to 2017 mainly as a result of lower deferred income tax expense ($517 million) which was primarily due to:

•	Lower net earnings before income tax in 2018 compared to 2017 ($267 million); and
•	A reduction in the 2018 U.S. federal corporate tax rate from 35 percent to 21 percent resulting from U.S. Tax Reform.

The current income tax recovery in 2018 of $55 million was primarily due to the successful resolution of certain tax items relating to prior taxation years.

There has been no change in 2018 to the provisional tax adjustment of $327 million recognized in December 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform. As at December 31, 2018, the Company has completed its assessment of the income tax effects in respect of the provisional adjustment related to U.S. Tax Reform. Additional information on U.S. Tax Reform can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2017 versus 2016

Total income tax in 2017 was an expense of $603 million compared to a recovery of $676 million in 2016 mainly as a result of deferred income tax expense in 2017 of $666 million compared to a recovery of $598 million in 2016. The deferred income tax was primarily due to:

•	Net earnings before income tax in 2017 of $1,430 million compared to a net loss before income tax of $1,620 million in 2016; and
•	Deferred tax expense in 2017 included a provisional adjustment of $327 million resulting from U.S. Tax Reform as discussed above; and
•	Deferred tax recovery in 2016 was primarily due to the recognition of non-cash ceiling test impairments of $1,396 million, before tax.

The current income tax recovery in 2017 of $63 million was primarily due to the successful resolution of certain tax items previously assessed by the taxing authorities relating to prior taxation years, as well as the reclassification of $10 million of U.S. alternative minimum tax to a long-term receivable from a deferred tax asset due to U.S. Tax Reform.

Effective Tax Rate

Encana’s annual effective income tax rate is primarily impacted by earnings, income tax related to foreign operations, the effect of legislative changes including U.S. Tax Reform, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding. Additional information on income taxes can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The effective tax rate for 2018 was 8.1 percent, which is lower than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings, partnership tax allocations in excess of funding and the successful resolution of certain tax items relating to prior taxation years.

The effective tax rate for 2017 was 42.2 percent, which was higher than the Canadian statutory tax rate of 27 percent primarily due to U.S. Tax Reform, which increased Encana’s effective tax rate by 22.9 percent, as well as the impacts from tax reassessments discussed above. The effective tax rate for 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations or to manage its capital structure as discussed below. At December 31, 2018, $711 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

($ millions, except as indicated)	2018	2017	2016

Cash and Cash Equivalents	$1,058	$719	$834
Available Credit Facility – Encana (1)	2,500	3,000	3,000
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500	1,500
Total Liquidity	5,058	5,219	5,334

Long-Term Debt, including current portion	4,198	4,197	4,198
Total Shareholders’ Equity	7,447	6,728	6,126

Debt to Capitalization (%) (2)	36	38	41
Debt to Adjusted Capitalization (%) (3)	22	22	23

(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

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

Sources and Uses of Cash

During 2018, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2018	2017	2016

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$2,300	$1,050	$625
Proceeds from divestitures	Investing	493	736	1,262
Issuance of common shares, net of offering costs	Financing	-	-	1,129
Other	Investing	-	77	51
		2,793	1,863	3,067

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	1,975	1,796	1,132
Acquisitions	Investing	17	54	210
Net repayment of revolving long-term debt	Financing	-	-	650
Repayment of long-term debt	Financing	-	-	400
Purchase of common shares	Financing	250	-	-
Dividends on common shares	Financing	56	57	51
Other	Investing/Financing	146	82	66
		2,444	1,989	2,509

Foreign Exchange Gain (Loss) on Cash and Cash Equivalents Held in Foreign Currency		(10)	11	5
Increase (Decrease) in Cash and Cash Equivalents		$339	$(115)	$563

Operating Activities

Cash from operating activities in 2018 was $2,300 million and was primarily a reflection of increases in liquids production volumes, recovering realized liquids prices, the Company’s efforts in maintaining cost efficiencies achieved in previous years and changes in non-cash working capital. Additional detail on changes in non-cash working capital can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2018 was $2,134 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2018 versus 2017

Net cash from operating activities increased $1,250 million compared to 2017 primarily due to:

•

Higher liquids production volumes ($584 million) and realized liquids prices ($627 million), changes in non-cash working capital ($498 million) and higher natural gas production volumes and realized natural gas prices in Canadian Operations ($123 million and $41 million, respectively);

partially offset by:

•

Higher transportation and processing expense ($238 million), realized losses on risk management in revenues in 2018 compared to gains in 2017 ($144 million), lower natural gas production volumes and realized natural gas prices in the USA Operations ($128 million and $42 million, respectively), higher production, mineral and other taxes ($35 million) and lower interest income recorded in other gains (losses), net ($30 million).

2017 versus 2016

Net cash from operating activities increased $425 million compared to 2016 primarily due to:

•

Higher realized commodity prices ($662 million), higher liquids production volumes ($115 million), lower operating expense, excluding non-cash long-term incentive costs ($73 million), lower transportation and processing expense ($56 million), higher interest income recorded in other gains ($39 million), lower restructuring costs ($34 million) and lower interest on long-term debt ($29 million);

partially offset by:

•	Lower realized gains on risk management included in revenues ($321 million), lower natural gas production volumes ($221 million) and changes in non-cash working capital ($66 million).

Investing Activities

Capital expenditures and divestitures have been Encana’s primary investing activities over the past three years. The capital spending program increased in 2018 compared to 2017 as liquids prices continued to recover. Capital expenditures and divestiture activity are summarized in Notes 2 and 8, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2018

Net cash used in investing activities in 2018 was $1,555 million primarily due to capital expenditures, partially offset by proceeds from divestitures. Capital expenditures in 2018 increased $179 million compared to 2017 due to the increase in Encana’s capital program for 2018. This increase was primarily in Montney ($170 million), Eagle Ford ($90 million), and Duvernay ($39 million), partially offset by lower capital expenditures in Permian ($102 million). Cash from operating activities exceeded capital expenditures by $325 million.

Acquisitions in 2018 were $17 million, which primarily included purchases with oil and liquids rich potential.

Divestitures in 2018 were $493 million, which primarily included the sale of the San Juan assets in New Mexico, comprising approximately 182,000 net acres, and the sale of the Pipestone midstream assets in Alberta.

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

Acquisitions in 2017 were $54 million, which primarily included purchases with oil and liquids rich potential.

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

Financing Activities

Net cash used in financing activities over the past three years has been impacted by Encana’s strategy to enhance liquidity, strengthen its balance sheet and return value to shareholders through the purchase of common shares under a NCIB. The Company has paid dividends each of the past three years.

2018 versus 2017

Net cash used in financing activities in 2018 increased $257 million from 2017. The change was primarily due to the purchase of common shares under a NCIB in 2018 ($250 million) as discussed below.

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

2018 and 2017

Encana’s long-term debt, including the current portion of $500 million which is due May 2019, totaled $4,198 million at December 31, 2018 (2017 - $4,197 million). As at December 31, 2018, over 73 percent of the Company’s debt is not due until 2030 and beyond.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At December 31, 2018, Encana had no outstanding balance under the Credit Facilities and $147 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Encana renewed its Canadian shelf prospectus in August 2018 and has access to a U.S. shelf registration statement filed in 2017, whereby the Company may issue from time to time, debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At December 31, 2018, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the Canadian shelf prospectus or U.S. shelf registration statement is dependent upon market conditions.

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

On September 23, 2016, Encana completed a public offering (the “2016 Share Offering”) of 107,000,000 common shares of Encana at a price of $9.35 per common share for gross proceeds of approximately $1.0 billion ($981 million of net cash proceeds). On October 4, 2016, an over-allotment option granted to the underwriters (the “Over-Allotment Option”) to purchase up to an additional 16,050,000 common shares at a price of $9.35 per common share was exercised in full for additional gross proceeds of approximately $150 million, bringing the aggregate gross proceeds to approximately $1.15 billion ($1.13 billion of net cash proceeds). During the third quarter of 2016, Encana used a portion of the net proceeds from the 2016 Share Offering and divestitures to repay indebtedness under the Credit Facilities. Further information on the 2016 Share Offering can be found in Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2018	2017	2016

Dividend Payments	$57	$58	$52
Dividend Payments ($/share)	0.06	0.06	0.06

On February 27, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on March 29, 2019 to common shareholders of record as of March 15, 2019. Common shares issued in conjunction with the Newfield acquisition are eligible to receive the dividend declared on February 27, 2019.

The dividends paid in 2018 included $1 million (2017 - $1 million; 2016 - $1 million) in common shares issued in lieu of cash dividends under Encana’s Dividend Reinvestment Plan (“DRIP”). On February 28, 2019, the Company announced the suspension of its DRIP effective immediately.

Normal Course Issuer Bid

On February 13, 2019, the Company confirmed it will proceed with its previously announced plans to spend up to $1.25 billion to purchase common shares, for cancellation, subject to the receipt of regulatory approvals. On February 27, 2019, the Company announced that the TSX accepted its notice of intention to commence a NCIB beginning March 4, 2019 and ending March 3, 2020.

On February 26, 2018, Encana received approval from the TSX to commence a NCIB that enabled the Company to purchase, for cancellation, up to 35 million common shares over a 12-month period from February 28, 2018 to February 27, 2019. Under this NCIB program, the Company used cash on hand to purchase approximately 20.7 million common shares for total consideration of approximately $250 million in 2018. For additional information on the Company’s 2018 NCIB program, refer to Note 16 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. Encana’s material off-balance sheet arrangements include transportation and processing agreements, drilling rig commitments, and building leases, as outlined in the Contractual Obligations table below, as well as undrawn letters of credit, all of which are customary agreements in the oil and gas industry. Other than the items discussed above, there are no other transactions, arrangements, or relationships with unconsolidated entities or persons that are reasonably likely to materially affect the Company’s liquidity or the availability of, or requirements for, capital resources.

Contractual Obligations

Contractual obligations arising from long-term debt, capital leases, risk management liabilities, asset retirement obligations and The Bow office building are recognized on the Company’s Consolidated Balance Sheet. The following table outlines the Company’s undiscounted obligations and commitments at December 31, 2018:

	Expected Future Payments
($ millions)	2019	2020-2021	2022-2023	Thereafter	Total

Long-Term Debt	$500	$600	$-	$3,111	$4,211
Interest Payments on Long-Term Debt	251	469	422	2,335	3,477
Capital Leases	84	172	12	27	295
Interest Payments on Capital Leases	15	14	4	3	36
Risk Management Liabilities	26	22	-	-	48
Asset Retirement Obligation	91	197	56	1,027	1,371
The Bow Office Building	11	27	32	437	507
Interest Payments on The Bow Office Building	59	116	113	681	969
Obligations	1,037	1,617	639	7,621	10,914

Transportation and Processing	685	1,259	1,008	2,220	5,172
Drilling and Field Services	128	44	-	-	172
Building Leases	17	32	31	35	115
Commitments	830	1,335	1,039	2,255	5,459
Total Contractual Obligations	$1,867	$2,952	$1,678	$9,876	$16,373
The Bow Office Building Sublease Recoveries	$(35)	$(70)	$(71)	$(550)	$(726)

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

Risk Management Liabilities represents Encana’s net liability position with counterparties. Further information can be found in Note 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The Bow Office Building relates to the 25-year lease agreement with a third-party developer that commenced in 2012. Encana has recognized the accumulated construction costs for The Bow office building as an asset with a related liability. At the conclusion of the 25-year term, the remaining asset and corresponding liability are expected to be derecognized. Encana has subleased approximately 50 percent of The Bow office space under the lease agreement. The Bow Office Building Sublease Recoveries in the table above include the amounts expected to be recovered from the sublease. Further information can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Transportation and Processing commitments relate to contractual obligations for capacity rights with third-party pipelines and processing facilities. Drilling and Field Services commitments represent minimum future expenditures for drilling, well servicing and equipment commitment rights. Significant development commitments with joint venture partners are partially satisfied by Commitments included in the table above. Building Leases consist of various building leases used in Encana’s daily operations.

Further to the commitments disclosed above, Encana also has various obligations that become payable if certain events occur including variable interests arising from gathering and compression agreements and guarantees on transportation commitments resulting from completed property divestitures as described in Notes 18, 23 and 25, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In addition, Encana has purchase orders for the purchase of inventory and other goods and services, which typically represent authorization to purchase rather than binding agreements. Encana also has obligations to fund its defined benefit pension and other post-employment benefit plans, as well as unrecognized tax benefits where the settlement is not expected within the next 12 months as described in Notes 21 and 6, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Contingencies

For information on contingencies, refer to Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Encana has assessed its goodwill for impairment at December 31, 2018 and no impairment was recognized as there were no indicators of impairment. The reporting units’ fair values were substantially in excess of the carrying values and as a result was not at risk of failing step one of the impairment test as at December 31, 2018.

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

Description	Judgments and Uncertainties

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

Tax interpretations, regulations and legislation, including U.S. Tax Reform, and potential Treasury Department regulations and guidance, in the various jurisdictions in which the Company and its subsidiaries operate are subject to change and interpretation. As such, income taxes are subject to measurement uncertainty and the interpretations can impact net earnings through the income tax expense arising from the changes in deferred income tax assets or liabilities.

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

($ millions, except as indicated)	2018	2017	2016

Cash From (Used in) Operating Activities	$2,300	$1,050	$625
(Add back) deduct:
Net change in other assets and liabilities	(60)	(40)	(26)
Net change in non-cash working capital	245	(253)	(187)
Current tax on sale of assets	-	-	-
Non-GAAP Cash Flow	$2,115	$1,343	$838
Production Volumes (MMBOE)	131.8	114.3	129.1
Non-GAAP Cash Flow Margin ($/BOE)	$16.05	$11.75	$6.49

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

($ millions, except as indicated)	December 31, 2018	December 31, 2017	December 31, 2016

Long-Term Debt, including current portion	$4,198	$4,197	$4,198
Total Shareholders’ Equity	7,447	6,728	6,126
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746	7,746
Adjusted Capitalization	$19,391	$18,671	$18,070
Debt to Adjusted Capitalization	22%	22%	23%

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

Management believes this measure is useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. This measure is used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	December 31, 2018	December 31, 2017	December 31, 2016

Long-Term Debt, including current portion	$4,198	$4,197	$4,198
Less:
Cash and cash equivalents	1,058	719	834
Net Debt	3,140	3,478	3,364

Net Earnings (Loss)	1,069	827	(944)
Add back (deduct):
Depreciation, depletion and amortization	1,272	833	859
Impairments	-	-	1,396
Accretion of asset retirement obligation	32	37	51
Interest	351	363	397
Unrealized (gains) losses on risk management	(519)	(442)	614
Foreign exchange (gain) loss, net	168	(279)	(210)
(Gain) loss on divestitures, net	(5)	(404)	(390)
Other (gains) losses, net	17	(42)	(58)
Income tax expense (recovery)	94	603	(676)
Adjusted EBITDA	$2,479	$1,496	$1,039
Net Debt to Adjusted EBITDA (times)	1.3	2.3	3.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable as discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 23 under Item 8 of this Annual Report on Form 10-K.

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

	December 31, 2018
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Crude oil price	$(81)	$71
NGL price	(17)	17
Natural gas price	(35)	32

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results when compared to the same periods in the prior years.

	2018		2017		2016
	$ millions	$/BOE	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(3)		$7		$(25)
Transportation and Processing Expense (1)	(1)	$(0.01)	11	$0.10	(25)	$(0.19)
Operating Expense (1)	-	-	4	0.03	(5)	(0.04)
Administrative Expense	(2)	(0.01)	4	0.03	(7)	(0.05)
Depreciation, Depletion and Amortization (1)	-	-	5	0.05	(13)	(0.10)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2018, Encana has entered into $1.0 billion notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly throughout 2019.

As at December 31, 2018, Encana had $4.2 billion in U.S. dollar long-term debt and $240 million in U.S. dollar capital lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2018
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(67)	$82

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

As at December 31, 2018, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2018. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent firm of chartered professional accountants, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2018, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Douglas J. Suttles Douglas J. Suttles President & Chief Executive Officer February 28, 2019	/s/ Sherri A. Brillon Sherri A. Brillon Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Encana Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying Consolidated Balance Sheet of Encana Corporation and its subsidiaries, (together, the “Company”) as of December 31, 2018 and 2017, and the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Alberta, Canada

February 28, 2019

We have served as the auditor of the Company or its predecessor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2018	2017 (1)	2016 (1)

Revenues	(Notes 2, 3)
Product and service revenues		$5,457	$3,892	$3,122
Gains (losses) on risk management, net	(Note 23)	415	482	(275)
Sublease revenues		67	69	71
Total Revenues		5,939	4,443	2,918

Operating Expenses	(Note 2)
Production, mineral and other taxes		147	112	99
Transportation and processing	(Note 23)	1,083	845	901
Operating	(Notes 20, 21)	454	506	598
Purchased product		1,100	788	586
Depreciation, depletion and amortization		1,272	833	859
Impairments	(Note 9)	-	-	1,396
Accretion of asset retirement obligation	(Note 15)	32	37	51
Administrative	(Notes 19, 20, 21)	157	254	309
Total Operating Expenses		4,245	3,375	4,799
Operating Income (Loss)		1,694	1,068	(1,881)
Other (Income) Expenses
Interest	(Notes 4, 13)	351	363	397
Foreign exchange (gain) loss, net	(Notes 5, 23)	168	(279)	(210)
(Gain) loss on divestitures, net	(Note 8)	(5)	(404)	(390)
Other (gains) losses, net	(Note 21)	17	(42)	(58)
Total Other (Income) Expenses		531	(362)	(261)
Net Earnings (Loss) Before Income Tax		1,163	1,430	(1,620)
Income tax expense (recovery)	(Note 6)	94	603	(676)
Net Earnings (Loss)		$1,069	$827	$(944)

Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 16)	$1.11	$0.85	$(1.07)
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 16)	959.8	973.1	882.6
(1)	2017 and 2016 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2018	2017	2016

Net Earnings (Loss)		$1,069	$827	$(944)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 17)	(53)	(171)	(183)
Pension and other post-employment benefit plans	(Notes 17, 21)	9	3	3
Other Comprehensive Income (Loss)		(44)	(168)	(180)
Comprehensive Income (Loss)		$1,025	$659	$(1,124)

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2018	2017

Assets
Current Assets
Cash and cash equivalents		$1,058	$719
Accounts receivable and accrued revenues	(Note 7)	789	774
Risk management	(Notes 22, 23)	554	205
Income tax receivable		275	573
		2,676	2,271
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		41,241	40,228
Unproved properties		3,730	4,480
Other		2,122	2,302
Property, plant and equipment		47,093	47,010
Less: Accumulated depreciation, depletion and amortization		(38,121)	(38,056)
Property, plant and equipment, net	(Note 2)	8,972	8,954
Other Assets	(Note 10)	147	144
Risk Management	(Notes 22, 23)	161	246
Deferred Income Taxes	(Note 6)	835	1,043
Goodwill	(Notes 2, 8, 11)	2,553	2,609
	(Note 2)	$15,344	$15,267

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 12)	$1,490	$1,415
Income tax payable		1	7
Risk management	(Notes 22, 23)	25	236
Current portion of long-term debt	(Note 13)	500	-
		2,016	1,658
Long-Term Debt	(Note 13)	3,698	4,197
Other Liabilities and Provisions	(Note 14)	1,769	2,167
Risk Management	(Notes 22, 23)	22	13
Asset Retirement Obligation	(Note 15)	365	470
Deferred Income Taxes	(Note 6)	27	34
		7,897	8,539
Commitments and Contingencies	(Note 25)
Shareholders’ Equity
Share capital - authorized unlimited common shares 2018 issued and outstanding: 952.5 million shares (2017: 973.1 million shares)	(Note 16)	4,656	4,757
Paid in surplus		1,358	1,358
Retained earnings (Accumulated deficit)		435	(429)
Accumulated other comprehensive income	(Note 17)	998	1,042
Total Shareholders’ Equity		7,447	6,728
		$15,344	$15,267

See accompanying Notes to Consolidated Financial Statements

Approved by the Board of Directors

/s/ Clayton H. Woitas	/s/ Bruce G. Waterman
Clayton H. Woitas	Bruce G. Waterman
Director	Director

Consolidated Statement of Changes in Shareholders’ Equity

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2018 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	1,069	-	1,069
Dividends on Common Shares ($0.06 per share)	(Note 16)	-	-	(57)	-	(57)
Common Shares Purchased under Normal Course Issuer Bid	(Note 16)	(102)	-	(148)	-	(250)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 16)	1	-	-	-	1
Other Comprehensive Income (Loss)	(Note 17)	-	-	-	(44)	(44)
Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2017 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126
Net Earnings (Loss)		-	-	827	-	827
Dividends on Common Shares ($0.06 per share)	(Note 16)	-	-	(58)	-	(58)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 16)	1	-	-	-	1
Other Comprehensive Income (Loss)	(Note 17)	-	-	-	(168)	(168)
Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2016 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2015		$3,621	$1,358	$(202)	$1,390	$6,167
Net Earnings (Loss)		-	-	(944)	-	(944)
Dividends on Common Shares ($0.06 per share)	(Note 16)	-	-	(52)	-	(52)
Common Shares Issued	(Note 16)	1,134	-	-	-	1,134
Common Shares Issued Under Dividend Reinvestment Plan	(Note 16)	1	-	-	-	1
Other Comprehensive Income (Loss)	(Note 17)	-	-	-	(180)	(180)
Balance, December 31, 2016		$4,756	$1,358	$(1,198)	$1,210	$6,126

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2018	2017	2016

Operating Activities
Net earnings (loss)		$1,069	$827	$(944)
Depreciation, depletion and amortization		1,272	833	859
Impairments	(Note 9)	-	-	1,396
Accretion of asset retirement obligation	(Note 15)	32	37	51
Deferred income taxes	(Note 6)	149	666	(598)
Unrealized (gain) loss on risk management	(Note 23)	(519)	(442)	614
Unrealized foreign exchange (gain) loss	(Note 5)	233	(291)	(140)
Foreign exchange on settlements	(Note 5)	(46)	24	(68)
(Gain) loss on divestitures, net	(Note 8)	(5)	(404)	(390)
Other		(70)	93	58
Net change in other assets and liabilities		(60)	(40)	(26)
Net change in non-cash working capital	(Note 24)	245	(253)	(187)
Cash From (Used in) Operating Activities		2,300	1,050	625
Investing Activities
Capital expenditures	(Note 2)	(1,975)	(1,796)	(1,132)
Acquisitions	(Note 8)	(17)	(54)	(210)
Proceeds from divestitures	(Note 8)	493	736	1,262
Net change in investments and other		(56)	77	51
Cash From (Used in) Investing Activities		(1,555)	(1,037)	(29)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 13)	-	-	(650)
Repayment of long-term debt	(Note 13)	-	-	(400)
Issuance of common shares, net of offering costs	(Note 16)	-	-	1,129
Purchase of common shares	(Note 16)	(250)	-	-
Dividends on common shares	(Note 16)	(56)	(57)	(51)
Capital lease payments and other financing arrangements	(Note 14)	(90)	(82)	(66)
Cash From (Used in) Financing Activities		(396)	(139)	(38)
Foreign Exchange Gain (Loss) on Cash and Cash
Equivalents Held in Foreign Currency		(10)	11	5
Increase (Decrease) in Cash and Cash Equivalents		339	(115)	563
Cash and Cash Equivalents, Beginning of Year		719	834	271
Cash and Cash Equivalents, End of Year		$1,058	$719	$834
Cash, End of Year		$52	$51	$78
Cash Equivalents, End of Year		1,006	668	756
Cash and Cash Equivalents, End of Year		$1,058	$719	$834

Supplementary Cash Flow Information	(Note 24)

See accompanying Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

A)	NATURE OF OPERATIONS

Encana is in the business of the exploration for, the development of, and the production and marketing of oil, NGLs and natural gas.

B)	BASIS OF PRESENTATION

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

Significant items subject to estimates and assumptions are:

•	Estimates of proved reserves used for depletion and ceiling test impairment calculations
•	Estimated fair value of long-term assets used for impairment calculations
•	Fair value of reporting units used for the assessment of goodwill
•	Estimates of future taxable earnings used to assess the realizable value of deferred tax assets
•	Fair value of asset retirement costs and related obligations
•	Fair value of derivative instruments
•	Fair value attributed to assets acquired and liabilities assumed in business combinations
•	Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate
•	Accruals for long-term performance-based compensation arrangements, including whether or not the performance criteria will be met and measurement of the ultimate payout amount
•	Recognized values of pension assets and obligations, as well as the pension costs charged to net earnings, depend on certain actuarial and economic assumptions
•	Accruals for legal claims, environmental risks and exposures
F)	REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues from contracts with customers associated with Encana’s oil, NGLs and natural gas and third party processing and gathering are recognized when control of the good or service is transferred to the customer, and title or risk of loss transfers to the customer. Transaction prices are determined at inception of the contract and allocated to the performance obligations identified. Variable consideration is estimated and included in the transaction price, unless the variable consideration is constrained.

For product sales, the performance obligations are satisfied at a point in time when the product is delivered to the customer and control is transferred. Payment from the customer is due when the product is delivered to the custody point. Revenues for product sales are presented on an after-royalties basis. For arrangements to gather and process natural gas for third parties, performance obligations are satisfied over time as the service is provided to the customer. Payment from the customer is due when the customer receives the benefit of the service and the product is delivered to the custody point or plant tailgate. Revenues associated with services provided where Encana acts as agent are recorded on a net basis.

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

Defined benefit pension plan expenses include the cost of pension benefits earned during the current year, the interest cost on pension obligations, the expected return on pension plan assets, the amortization of adjustments arising from pension plan amendments, the amortization of net prior service costs, and the amortization of the excess of the net actuarial gains or losses over 10 percent of the greater of the benefit obligation and the fair value of plan assets. Amortization is on a straight-line basis over a period covering the expected average remaining service lives of employees covered by the plans. Actuarial gains and losses related to the change in the over-funded or under-funded status of the defined benefit pension plan and other post-employment benefit plans are recognized in other comprehensive income.

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

Proceeds from the divestiture of properties are normally deducted from the full cost pool without recognition of a gain or loss unless the deduction significantly alters the relationship between capitalized costs and proved reserves in the cost centre, in which case a gain or loss is recognized in net earnings. Generally, a gain or loss on a divestiture would be recognized when 25 percent or more of the Company’s proved reserves quantities are sold in a particular country cost centre. For divestitures that result in the recognition of a gain or loss on the sale and constitute a business, goodwill is allocated to the divestiture.

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

Stock-based compensation arrangements are accounted for at fair value. Fair values are determined using observable share prices and/or pricing models such as the Black-Scholes-Merton option-pricing model. For equity-settled stock-based compensation plans, fair values are determined at the grant date and are recognized over the vesting period as compensation costs with a corresponding credit to shareholders’ equity. For cash-settled stock-based compensation plans, fair values are determined at each reporting date and periodic changes are recognized as compensation costs, with a corresponding change to liabilities. Compensation costs are recognized over the vesting period using the accelerated attribution method for awards with a graded vesting feature. Forfeitures are estimated based on the Company’s historical turnover rates.

U)	LEASES

Leases entered into for the use of an asset are classified as either capital or operating leases. Capital leases transfer to the Company substantially all of the risks and benefits incidental to ownership of the leased item. Capital leases are capitalized upon commencement of the lease term at the lower of the fair value of the leased asset or the present value of the minimum lease payments. Capitalized leased assets are amortized over the estimated useful life of the asset if the lease arrangement contains a bargain purchase option or ownership of the leased asset transfers at the end of the lease term. Otherwise, the leased assets are amortized over the lease term. Amortization of capitalized leased assets is included in depreciation, depletion and amortization in the Consolidated Statement of Earnings. All other leases are classified as operating leases and the payments are recognized on a straight-line basis over the lease term. Subleases relate to office and building leases. Sublease rental revenues are recognized straight-line over the lease term.

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

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable reported on the Consolidated Balance Sheet approximates fair value. The fair value of long-term debt is disclosed in Note 13. Fair value information related to pension plan assets is included in Note 21. Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts as discussed in Note 22.

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

Derivative instruments that do not qualify for the normal purchases and sales exemption are measured at fair value with changes in fair value recognized in net earnings. The fair values recorded in the Consolidated Balance Sheet reflect netting the asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. Realized gains or losses from financial derivatives related to oil, NGLs and natural gas commodity prices are recognized in revenues as the contracts are settled. Realized gains or losses from financial derivatives related to power commodity prices are recognized in transportation and processing expense as the related power contracts are settled. Realized gains or losses from foreign currency exchange swaps are recognized in foreign exchange (gain) loss as the contracts are settled.

Realized gains or losses recognized from other derivative contracts related to certain payment obligations are presented in revenues as the obligations are settled. Unrealized gains and losses recognized are presented in revenues, transportation and processing expense and foreign exchange (gain) loss accordingly, at the end of each respective reporting period based on the changes in fair value of the contracts.

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

Changes in Accounting Policies and Practices

On January 1, 2018, Encana adopted the following ASUs issued by the FASB, which have not had a material impact on the Company's Consolidated Financial Statements:

•

ASU 2014-09, “Revenue from Contracts with Customers” under Topic 606. The new standard replaces Topic 605, “Revenue Recognition” as well as other industry-specific guidance within the Accounting Standards Codification. Topic 606 is based on the principle that revenue is recognized on the transfer of promised goods or services to customers in an amount that reflects the consideration the company expects to be entitled to in exchange for those goods or services. The standard has been applied using the modified retrospective approach to contracts which were not completed as of January 1, 2018 and did not have a material impact on the Company’s Consolidated Financial Statements, other than enhancing disclosures related to the disaggregation of revenues from contracts with customers and performance obligations. The disclosures required under Topic 606 are included in Note 3, Revenues from Contracts with Customers.

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

While Encana continues to assess all the effects of adopting Topic 842, the significant impacts relate to i) the recognition of right-of-use assets and corresponding liabilities for the Company’s operating leases which include drilling rigs, compressors, generators, supply vessels, various equipment utilized in the development and production of oil and natural gas, camps, offices and buildings; ii) the derecognition of The Bow office building sale leaseback transaction which did not qualify for sale recognition under Topic 840; and iii) providing new disclosures related to the Company’s leasing activities. On adoption of Topic 842, Encana expects to recognize new right-of-use assets and liabilities from operating leases ranging from $110 million to $130 million on the Company’s Consolidated Balance Sheet. In addition, The Bow office building will be accounted for as an operating lease under Topic 842, with the right-of-use asset and corresponding lease liability measured at the present value of the remaining lease payments, while the previously recorded asset and financing liability resulting from the failed sale leaseback transaction that was measured under Topic 840 will be derecognized. The net difference arising from the derecognition of the asset and financing liability associated with the change in the accounting for The Bow office building will be recognized through opening retained earnings on January 1, 2019. The impact from the change in the accounting for The Bow office building is expected to result in a decrease to the Consolidated Balance Sheet ranging from $260 million to $280 million. The Company does not expect Topic 842 to have a material impact on the Consolidated Statements of Earnings or Cash Flows.

•

As of January 1, 2019, Encana will be required to adopt ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“U.S. Tax Reform”). Amendments can be applied either in the period of adoption or retrospectively to each period in which the effect of the rate change from U.S. Tax Reform is recognized. While Encana has other post-employment benefit plans which were affected by U.S. Tax Reform, the impact is not material to the Company’s Consolidated Financial Statements. As a result, the Company does not intend to take the election provided in the amendment.

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

Results of Operations

Segment Information

	Canadian Operations			USA Operations			Market Optimization
For the years ended December 31	2018	2017 (1)	2016 (1)	2018	2017 (1)	2016 (1)	2018	2017 (1)	2016 (1)

Revenues
Product and service revenues	$1,721	$1,169	$960	$2,512	$1,860	$1,515	$1,224	$863	$647
Gains (losses) on risk management, net	100	22	107	(199)	18	255	(5)	-	(1)
Sublease revenues	-	-	-	-	-	-	-	-	-
Total Revenues	1,821	1,191	1,067	2,313	1,878	1,770	1,219	863	646

Operating Expenses
Production, mineral and other taxes	16	20	23	131	92	76	-	-	-
Transportation and processing	828	578	576	124	164	260	131	103	87
Operating	118	122	152	305	331	394	16	35	35
Purchased product	-	-	-	-	-	-	1,100	788	586
Depreciation, depletion and amortization	361	236	260	860	530	523	1	1	-
Impairments	-	-	493	-	-	903	-	-	-
Total Operating Expenses	1,323	956	1,504	1,420	1,117	2,156	1,248	927	708
Operating Income (Loss)	$498	$235	$(437)	$893	$761	$(386)	$(29)	$(64)	$(62)

	Corporate & Other			Consolidated
	2018	2017 (1)	2016 (1)	2018	2017 (1)	2016 (1)

Revenues
Product and service revenues	$-	$-	$-	$5,457	$3,892	$3,122
Gains (losses) on risk management, net	519	442	(636)	415	482	(275)
Sublease revenues	67	69	71	67	69	71
Total Revenues	586	511	(565)	5,939	4,443	2,918

Operating Expenses
Production, mineral and other taxes	-	-	-	147	112	99
Transportation and processing	-	-	(22)	1,083	845	901
Operating	15	18	17	454	506	598
Purchased product	-	-	-	1,100	788	586
Depreciation, depletion and amortization	50	66	76	1,272	833	859
Impairments	-	-	-	-	-	1,396
Accretion of asset retirement obligation	32	37	51	32	37	51
Administrative	157	254	309	157	254	309
Total Operating Expenses	254	375	431	4,245	3,375	4,799
Operating Income (Loss)	$332	$136	$(996)	1,694	1,068	(1,881)

Other (Income) Expenses
Interest				351	363	397
Foreign exchange (gain) loss, net				168	(279)	(210)
(Gain) loss on divestitures, net				(5)	(404)	(390)
Other (gains) losses, net				17	(42)	(58)
Total Other (Income) Expenses				531	(362)	(261)
Net Earnings (Loss) Before Income Tax				1,163	1,430	(1,620)
Income tax expense (recovery)				94	603	(676)
Net Earnings (Loss)				$1,069	$827	$(944)

(1)	2017 and 2016 revenues have been realigned to conform with the January 1, 2018 adoption of ASU 2014-09 “Revenue from Contracts with Customers”.

Intersegment Information

	Market Optimization
	Marketing Sales			Upstream Eliminations			Total
For the years ended December 31	2018	2017	2016	2018	2017	2016	2018	2017	2016

Revenues	$5,724	$3,939	$3,304	$(4,505)	$(3,076)	$(2,658)	$1,219	$863	$646

Operating Expenses
Transportation and processing	457	291	279	(326)	(188)	(192)	131	103	87
Operating	16	35	35	-	-	-	16	35	35
Purchased product	5,279	3,676	3,052	(4,179)	(2,888)	(2,466)	1,100	788	586
Depreciation, depletion and amortization	1	1	-	-	-	-	1	1	-
Operating Income (Loss)	$(29)	$(64)	$(62)	$-	$-	$-	$(29)	$(64)	$(62)

Revenues by Geographic Region

	Canada			United States			Total
For the years ended December 31	2018	2017	2016	2018	2017	2016	2018	2017	2016

Revenues
Product revenues
Oil	$7	$7	$26	$2,093	$1,360	$1,015	$2,100	$1,367	$1,041
NGLs	863	481	298	289	193	126	1,152	674	424
Natural gas	826	662	628	126	296	350	952	958	978

Other revenues (1)	262	189	166	1,058	773	584	1,320	962	750
Gains (losses) on risk management, net	199	522	(151)	216	(40)	(124)	415	482	(275)
Total Revenues	$2,157	$1,861	$967	$3,782	$2,582	$1,951	$5,939	$4,443	$2,918
(1)	Includes market optimization and other revenues such as purchased product sold to third parties, sublease revenues and gathering and processing services provided to third parties.

Export Sales

Sales of oil, NGLs and natural gas produced or purchased in Canada delivered to customers outside of Canada were $135 million for the year ended December 31, 2018 (2017 - $64 million; 2016 - $50 million).

Major Customers

In connection with the marketing and sale of Encana’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2018, the Company had one customer which individually accounted for more than 10 percent of Encana’s product revenues. Sales to this customer, which has an investment grade credit rating, totaled approximately $752 million which comprised $250 million in Canada and $502 million in the United States (2017 - two customers with sales of approximately $709 million and $412 million, respectively; 2016 - two customers with sales of approximately $434 million and $343 million, respectively).

Capital Expenditures by Segment

For the years ended December 31	2018	2017	2016

Canadian Operations	$632	$426	$256
USA Operations	1,332	1,358	873
Market Optimization	-	1	1
Corporate & Other	11	11	2
	$1,975	$1,796	$1,132

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2018	2017	2018	2017	2018	2017

Canadian Operations	$640	$696	$999	$862	$1,852	$1,908
USA Operations	1,913	1,913	6,591	6,555	9,104	9,301
Market Optimization	-	-	1	2	295	152
Corporate & Other	-	-	1,381	1,535	4,093	3,906
	$2,553	$2,609	$8,972	$8,954	$15,344	$15,267

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2018	2017	2018	2017	2018	2017

Canada	$640	$696	$2,303	$2,319	$5,211	$5,412
United States	1,913	1,913	6,669	6,635	10,108	9,811
Other Countries	-	-	-	-	25	44
	$2,553	$2,609	$8,972	$8,954	$15,344	$15,267

3.	Revenues from Contracts with Customers

The following table summarizes the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues

	Canadian Operations			USA Operations			Market Optimization
For the years ended December 31	2018	2017	2016	2018	2017	2016	2018	2017	2016

Revenues from Customers
Product revenues (1)
Oil	$7	$7	$26	$2,099	$1,373	$1,026	$89	$115	$124
NGLs	870	485	300	290	193	128	8	10	36
Natural gas	849	680	641	126	305	362	1,109	704	448
Service revenues
Gathering and processing	6	9	7	4	11	24	-	-	-
Product and Service Revenues	1,732	1,181	974	2,519	1,882	1,540	1,206	829	608

Other Revenues
Gains (losses) on risk management, net (2)	100	22	107	(199)	18	255	(5)	-	(1)
Sublease revenues	-	-	-	-	-	-	-	-	-
Other Revenues	100	22	107	(199)	18	255	(5)	-	(1)
Total Revenues	$1,832	$1,203	$1,081	$2,320	$1,900	$1,795	$1,201	$829	$607

	Corporate & Other			Consolidated
	2018	2017	2016	2018	2017	2016

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$-	$2,195	$1,495	$1,176
NGLs	-	-	-	1,168	688	464
Natural gas	-	-	-	2,084	1,689	1,451
Service revenues
Gathering and processing	-	-	-	10	20	31
Product and Service Revenues	-	-	-	5,457	3,892	3,122

Other Revenues
Gains (losses) on risk management, net (2)	519	442	(636)	415	482	(275)
Sublease revenues	67	69	71	67	69	71
Other Revenues	586	511	(565)	482	551	(204)
Total Revenues	$586	$511	$(565)	$5,939	$4,443	$2,918

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate & Other includes unrealized gains (losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. For the year ended December 31, 2018, receivables and accrued revenues from contracts with customers were $662 million (2017 - $676 million).

Encana’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining for the year ended December 31, 2018.

As at December 31, 2018, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Encana receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Encana does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months.

4.	Interest

For the years ended December 31	2018	2017	2016

Interest Expense on:
Debt	$267	$267	$296
The Bow office building	63	63	62
Capital leases	16	20	24
Other	5	13	15
	$351	$363	$397

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2018	2017	2016

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$358	$(243)	$(130)
Translation of U.S. dollar risk management contracts issued from Canada	24	(44)	4
Translation of intercompany notes	(149)	(4)	(14)
	233	(291)	(140)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	3	14	(73)
U.S. dollar risk management contracts issued from Canada	(10)	(15)	-
Intercompany notes	(49)	10	5
Other Monetary Revaluations	(9)	3	(2)
	$168	$(279)	$(210)

The unrealized foreign exchange (gain) loss on translation of U.S. dollar financing debt issued from Canada for the year ended December 31, 2017 disclosed in the table above included an out-of-period adjustment in respect of unrealized losses on a foreign-denominated capital lease obligation since December 2013. The cumulative impact recognized within foreign exchange (gain) loss in the Company’s Consolidated Statement of Earnings for the year ended December 31, 2017 was $68 million, before tax ($47 million, after tax). Encana determined that the adjustment was not material to the Consolidated Financial Statements for the year ended December 31, 2017 or any prior periods. Accordingly, comparative periods presented in the Consolidated Financial Statements were not restated.

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2018	2017	2016

Current Tax
Canada	$(62)	$(59)	$(82)
United States	4	(9)	-
Other Countries	3	5	4
Total Current Tax Expense (Recovery)	(55)	(63)	(78)

Deferred Tax
Canada	(46)	55	(163)
United States	195	611	(435)
Other Countries	-	-	-
Total Deferred Tax Expense (Recovery)	149	666	(598)
Income Tax Expense (Recovery)	$94	$603	$(676)

During the years ended December 31, 2018, 2017 and 2016, the current income tax recovery was primarily due to the successful resolution of amounts in respect of prior taxation years.

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the U.S. tax code, including a reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent. During the year ended December 31, 2017, the deferred tax expense of $666 million included a provisional tax adjustment of $327 million resulting from the re-measurement of the Company’s tax position due to U.S. Tax Reform. The adjustment of $327 million included a $26 million valuation allowance re-measurement with respect to U.S. foreign tax credits and U.S. charitable donations.

During the year ended December 31, 2018, there was no change to the provisional tax adjustment recognized in 2017 resulting from the re-measurement of the Company’s tax position due to a reduction of the U.S. federal corporate tax rate under U.S. Tax Reform. As at December 31, 2018, the Company has completed its assessment of the income tax effects in respect of the provisional adjustment related to U.S. Tax Reform.

During the year ended December 31, 2016, the deferred tax recovery was primarily due to the ceiling test impairments recognized in the Canadian and USA Operations as disclosed in Note 9.

The following table reconciles income taxes calculated at the Canadian statutory rate with the actual income taxes:

For the years ended December 31	2018	2017	2016

Net Earnings (Loss) Before Income Tax
Canada	$19	$512	$(627)
United States	929	476	(1,522)
Other Countries	215	442	529
Total Net Earnings (Loss) Before Income Tax	1,163	1,430	(1,620)
Canadian Statutory Rate	27.0%	27.0%	27.0%
Expected Income Tax	314	386	(437)
Effect on Taxes Resulting From:
Income tax related to foreign operations	(106)	(73)	(266)
Effect of legislative changes	-	299	-
Non-taxable capital (gains) losses	22	(39)	(29)
Tax differences on divestitures and transactions	-	77	9
Partnership tax allocations in excess of funding	(68)	(54)	(17)
Amounts in respect of prior periods	(54)	(49)	(11)
Change in valuation allowance	8	54	121
Other	(22)	2	(46)
	$94	$603	$(676)
Effective Tax Rate	8.1%	42.2%	41.7%

The effective tax rate of 8.1 percent for the year ended December 31, 2018 is lower than the Canadian statutory rate of 27 percent primarily due to the impact of foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings, partnership tax allocations in excess of funding and the successful resolution of certain tax items relating to prior taxation years. For the year ended December 31, 2017, the effective tax rate was 42.2 percent, which was higher than the Canadian statutory tax rate of 27 percent primarily due to U.S. Tax Reform, which increased Encana’s effective tax rate by 22.9 percent, and the successful resolution of certain tax items relating to prior taxation years. The effective tax rate for the year ended December 31, 2016 exceeded the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings.

The net deferred income tax asset (liability) consists of:

As at December 31	2018	2017

Deferred Income Tax Assets
Property, plant and equipment	$278	$281
Risk management	-	34
Compensation plans	66	99
Interest and other deferred deductions	79	28
Unrealized foreign exchange losses	6	-
Non-capital and net capital losses carried forward	1,107	1,014
Foreign tax credits	198	198
Other	38	53
Less: valuation allowance	(195)	(187)

Deferred Income Tax Liabilities
Property, plant and equipment	(591)	(386)
Risk management	(168)	(97)
Unrealized foreign exchange gains	-	(18)
Other	(10)	(10)
Net Deferred Income Tax Asset	$808	$1,009

As at December 31, 2018, Encana has recorded a valuation allowance against U.S. foreign tax credits, U.S. charitable donations and state losses in the amounts of $156 million (2017 - $156 million), $3 million (2017 - $3 million) and $30 million (2017 - $28 million), respectively, and Canadian unrealized foreign exchange losses in the amount of $6 million (2017 - nil) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2018	2017

Deferred Income Tax Assets
Canada	$548	$555
United States	287	488
	835	1,043

Deferred Income Tax Liabilities
Canada	(27)	(34)
United States	-	-
	(27)	(34)
Net Deferred Income Tax Asset	$808	$1,009

Tax pools, loss carryforwards, carryforward interest, charitable donations and tax credits available are as follows:

As at December 31	2018	Expiration Date

Canada
Tax pools	$1,699	Indefinite
Net capital losses	13	Indefinite
Non-capital losses	1,121	2027 - 2038
Charitable donations	3	2022
United States
Tax basis	$3,791	Indefinite
Non-capital losses (Federal)	3,673	2031 - 2038 (1)
Carryforward interest	339	Indefinite
Charitable donations	14	2019 - 2023
Foreign tax credits	198	2021 - 2025
(1)	Includes 2018 non-capital losses of $275 million which have an indefinite expiration date.

As at December 31, 2018, approximately $10 million (2017 - $3.2 billion) of Encana’s unremitted earnings from its foreign subsidiaries were considered to be permanently reinvested outside of Canada and, accordingly, Encana has not recognized a deferred income tax liability for Canadian income taxes in respect of such earnings. If such earnings were to be remitted to Canada, Encana may be subject to Canadian income taxes and foreign withholding taxes. However, determination of any potential amount of unrecognized deferred income tax liabilities is not practicable. During 2018, approximately $3.4 billion of unremitted earnings of certain foreign subsidiaries were repatriated to Canada, using existing tax attributes, with nominal tax expense.

The following table presents changes in the balance of Encana’s unrecognized tax benefits excluding interest:

For the years ended December 31	2018	2017

Balance, Beginning of Year	$(306)	$(286)
Additions for tax positions taken in the current year	(4)	-
Additions for tax positions of prior years	(2)	(1)
Reductions for tax positions of prior years	-	1
Lapse of statute of limitations	19	-
Settlements	22	-
Foreign currency translation	23	(20)
Balance, End of Year	$(248)	$(306)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2018	2017

Income Tax Receivable	$-	$(45)
Other Liabilities and Provisions (See Note 14)	(167)	(202)
Deferred Income Tax Asset	(81)	(59)
Balance, End of Year	$(248)	$(306)

If recognized, all of Encana’s unrecognized tax benefits as at December 31, 2018 would affect Encana’s effective income tax rate. Encana does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Encana recognizes interest accrued in respect of unrecognized tax benefits in interest expense. During 2018, Encana recognized a recovery of $11 million (2017 - expense of $12 million; 2016 - expense of $1 million) in interest expense. As at December 31, 2018, Encana had a liability of $5 million (2017 - $16 million) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

Canada - Federal	2010 - 2018
Canada - Provincial	2010 - 2018
United States - Federal	2015 - 2018
United States - State	2014 - 2018
Other	2017 - 2018

Encana and its subsidiaries file income tax returns primarily in Canada and the United States. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues

As at December 31	2018	2017

Trade Receivables and Accrued Revenues
Oil, NGLs and natural gas	$319	$425
Midstream and marketing	365	284
Derivative financial instruments	36	3
Corporate and other	15	9
Total Trade Receivables and Accrued Revenues	735	721
Prepaids	15	21
Deposits and Other	44	37
	794	779
Allowance for Doubtful Accounts	(5)	(5)
	$789	$774

Encana’s trade receivables balance primarily consists of oil, NGLs and natural gas sales receivables, marketing revenues and joint interest receivables. Trade receivables are non-interest bearing. In determining the recoverability of trade receivables, the Company considers the age of the outstanding receivable and the credit worthiness of the counterparties. The Company charges uncollectible trade receivables to the allowance for doubtful accounts when it is determined no longer collectible. See Note 23 for further information about credit risk.

8.	Acquisitions and Divestitures

For the years ended December 31	2018	2017	2016

Acquisitions
Canadian Operations	$17	$31	$1
USA Operations	-	23	209
Total Acquisitions	17	54	210

Divestitures
Canadian Operations	(55)	(41)	(456)
USA Operations	(438)	(695)	(806)
Total Divestitures	(493)	(736)	(1,262)
Net Acquisitions & (Divestitures)	$(476)	$(682)	$(1,052)

ACQUISITIONS

Acquisitions in 2018 and 2017 in the Canadian and USA Operations primarily included purchases with oil and liquids rich potential. Acquisitions in 2016 in the USA Operations primarily included the purchase of natural gas gathering and water handling assets in Piceance located in Colorado and the purchase of land and property in Eagle Ford with oil and liquids rich potential.

DIVESTITURES

In 2018, amounts received from the sale of assets were $493 million (2017 - $736 million; 2016 - $1,262 million). In 2018, divestitures were $55 million in the Canadian Operations and $438 million in the USA Operations.

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in a country cost centre. For divestitures that result in a gain or loss and constitute a business, goodwill is allocated to the divestiture.

Canadian Operations

In 2018, divestitures in the Canadian Operations primarily included the sale of the Pipestone midstream assets located in Alberta.

In 2017, divestitures in the Canadian Operations primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

In 2016, divestitures in the Canadian Operations primarily included the sale of the Gordondale assets in Montney located in northwestern Alberta for proceeds of approximately C$600 million ($455 million), after closing adjustments. For the year ended December 31, 2016, Encana recognized a gain of approximately $394 million, before tax, on the sale of the Company’s Gordondale assets in the Canadian cost centre and allocated goodwill of $32 million to the transaction.

USA Operations

In 2018, divestitures in the USA Operations primarily included the sale of the San Juan assets located in northwestern New Mexico.

In 2017, divestitures in the USA Operations primarily included the sale of the Piceance natural gas assets located in northwestern Colorado for proceeds of approximately $605 million, after closing and other adjustments, and the sale of the Tuscaloosa Marine Shale assets in Mississippi and Louisiana. For the year ended December 31, 2017, Encana recognized a gain of approximately $406 million, before tax, on the sale of the Company’s Piceance assets in the U.S. cost centre and allocated goodwill of $216 million to the transaction.

In 2016, divestitures in the USA Operations primarily included the sale of the DJ Basin assets located in northern Colorado for proceeds of approximately $633 million, after closing and other adjustments, as well as the sale of certain natural gas leasehold interests in Piceance located in Colorado for proceeds of approximately $135 million, after closing and other adjustments.

9.	Property, Plant and Equipment, Net

As at December 31	2018			2017
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

Canadian Operations
Proved properties	$13,996	$(13,261)	$735	$14,555	$(14,047)	$508
Unproved properties	237	-	237	311	-	311
Other	27	-	27	43	-	43
	14,260	(13,261)	999	14,909	(14,047)	862

USA Operations
Proved properties	27,189	(24,099)	3,090	25,610	(23,240)	2,370
Unproved properties	3,493	-	3,493	4,169	-	4,169
Other	8	-	8	16	-	16
	30,690	(24,099)	6,591	29,795	(23,240)	6,555

Market Optimization	7	(6)	1	7	(5)	2
Corporate & Other	2,136	(755)	1,381	2,299	(764)	1,535
	$47,093	$(38,121)	$8,972	$47,010	$(38,056)	$8,954

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $147 million, which have been capitalized during the year ended December 31, 2018 (2017 - $208 million). Included in Corporate and Other are $56 million (2017 - $63 million) of international property costs, which have been fully impaired.

For the years ended December 31, 2018 and December 31, 2017, the Company did not recognize any ceiling test impairments in the Canadian or U.S. cost centres. For the year ended December 31, 2016, the Company recognized before-tax ceiling test impairments of $493 million in the Canadian cost centre and $903 million in the U.S. cost centre. The impairments recognized in 2016 resulted primarily from the decline in the 12-month average trailing prices which reduced proved reserves volumes and values.

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

As at December 31, 2018, the total carrying value of assets under capital lease was $41 million (2017 - $46 million), net of accumulated amortization of $650 million (2017 - $684 million). Liabilities for the capital lease arrangements are included in other liabilities and provisions in the Consolidated Balance Sheet and are disclosed in Note 14.

Other Arrangement

As at December 31, 2018, Corporate and Other property, plant and equipment and total assets include a carrying value of $1,133 million (2017 - $1,255 million) related to The Bow office building, which is under a 25-year lease agreement. The Bow asset is being depreciated over the 60-year estimated life of the building. At the conclusion of the 25-year term, the remaining asset and corresponding liability are expected to be derecognized as disclosed in Note 14.

Refer to Note 1 for further information regarding the change in accounting for The Bow office building upon adoption of ASU 2016-02, “Leases” under Topic 842 on January 1, 2019.

10.	Other Assets

As at December 31	2018	2017

Long-Term Investments	$22	$26
Long-Term Receivables	79	72
Deferred Charges	9	7
Other	37	39
	$147	$144

11.	Goodwill

As at December 31	2018	2017

Canada
Balance, Beginning of Year	$696	$650
Foreign Currency Translation Adjustment	(56)	46
Balance, End of Year	640	696

United States
Balance, Beginning of Year	1,913	2,129
Divested During the Year (See Note 8)	-	(216)
Balance, End of Year	1,913	1,913
Total Goodwill	$2,553	$2,609

During 2018, the Company had no additions or dispositions relating to goodwill. The change in the Canada goodwill balance reflects movements due to foreign currency translation. During 2017, the Company derecognized goodwill of $216 million upon the divestiture of the Piceance assets as described in Note 8.

Goodwill was assessed for impairment as at December 31, 2018 and December 31, 2017. The fair values of the Canada and United States reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized. The Company has not recognized any historical cumulative goodwill impairments.

12.Accounts Payable and Accrued Liabilities

As at December 31	2018	2017

Trade Payables	$233	$258
Capital Accruals	277	319
Royalty and Production Accruals	311	278
Other Accruals	295	216
Interest Payable	69	69
Current Portion of Long-Term Incentive Costs (See Note 20)	131	152
Current Portion of Capital Lease Obligations (See Note 14)	84	79
Current Portion of Asset Retirement Obligation (See Note 15)	90	44
	$1,490	$1,415

Payables and accruals are non-interest bearing. Interest payable represents amounts accrued related to Encana’s unsecured notes as disclosed in Note 13.

13.	Long-Term Debt

As at December 31	Note	2018	2017

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$-	$-
U.S. Unsecured Notes:	B
6.50% due May 15, 2019		500	500
3.90% due November 15, 2021		600	600
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.50% due August 15, 2034		750	750
6.625% due August 15, 2037		462	462
6.50% due February 1, 2038		505	505
5.15% due November 15, 2041		244	244
Total Principal	F	4,211	4,211

Increase in Value of Debt Acquired	C	22	26
Unamortized Debt Discounts and Issuance Costs	D	(35)	(40)
Total Long-Term Debt		$4,198	$4,197

Current Portion	E	$500	$-
Long-Term Portion		3,698	4,197
		$4,198	$4,197

A)	REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2018, Encana had in place committed revolving U.S. dollar denominated bank credit facilities totaling $4.0 billion which included $2.5 billion on a revolving bank credit facility for Encana and $1.5 billion on a revolving bank credit facility for a U.S. subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Encana. The facilities mature in July 2022, and are fully revolving up to maturity.

Encana is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and capital lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2018, the Company is in compliance with all financial covenants.

The Encana facility, which remained unused at December 31, 2018, is unsecured and bears interest at the lenders’ rates for Canadian prime, U.S. base rate, Bankers’ Acceptances or LIBOR, plus applicable margins. The U.S. subsidiary facility, which remained unused as at December 31, 2018, bears interest at either the lenders’ U.S. base rate or LIBOR, plus applicable margins.

Standby fees paid in 2018 relating to revolving credit and term loan agreements were approximately $15 million (2017 - $15 million; 2016 - $14 million).

B)	UNSECURED NOTES

Shelf Prospectuses

Encana renewed its shelf prospectus in Canada in 2018 and filed a shelf registration statement in the U.S. in 2017, whereby the Company may issue from time to time debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At December 31, 2018, $6.0 billion remained accessible under the Canadian shelf prospectus. The availability of issuing securities under the Canadian shelf prospectus and U.S. shelf registration statement is dependent upon market conditions.

U.S. Unsecured Notes

Unsecured notes include medium-term notes and senior notes that are issued from time to time under trust indentures and have equal priority with respect to the payment of both principal and interest.

C)	INCREASE IN VALUE OF DEBT ACQUIRED

Certain of the notes and debentures of the Company were acquired in business combinations and were accounted for at their fair value at the dates of acquisition. The difference between the fair value and the principal amount of the debt is being amortized over the remaining life of the outstanding debt acquired, which is approximately 12 years.

D)	UNAMORTIZED DEBT DISCOUNTS AND ISSUANCE COSTS

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2018 and 2017, no debt premiums or discounts were capitalized. Issuance costs are amortized over the term of the related debt.

E)	CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2018, the current portion of long-term debt was $500 million (2017 - nil).

F)	MANDATORY DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2019	$500	$251
2020	-	234
2021	600	235
2022	-	211
2023	-	211
Thereafter	3,111	2,335
Total	$4,211	$3,477

As at December 31, 2018, total long-term debt had a carrying value of $4,198 million and a fair value of $4,511 million (2017 - carrying value of $4,197 million and a fair value of $5,042 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

14.	Other Liabilities and Provisions

As at December 31	2018	2017

The Bow Office Building	$1,224	$1,344
Capital Lease Obligations	211	295
Unrecognized Tax Benefits (See Note 6)	167	202
Pensions and Other Post-Employment Benefits	105	116
Long-Term Incentive Costs (See Note 20)	34	175
Other Derivative Contracts (See Notes 22, 23)	10	14
Other	18	21
	$1,769	$2,167

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

	2019	2020	2021	2022	2023	Thereafter	Total

Expected Future Lease Payments	$70	$71	$72	$72	$73	$1,118	$1,476
Less: Amounts Representing Interest	59	58	58	57	56	681	969
Present Value of Expected Future
Lease Payments	$11	$13	$14	$15	$17	$437	$507
Sublease Recoveries (undiscounted)	$(35)	$(35)	$(35)	$(35)	$(36)	$(550)	$(726)

Refer to Note 1 for further information regarding the change in accounting for The Bow office building upon adoption of ASU 2016-02, “Leases” under Topic 842 on January 1, 2019.

Capital Lease Obligations

As described in Note 9, the Company has several lease arrangements that are accounted for as capital leases including an office building and the Deep Panuke offshore Production Field Centre (“PFC”). Variable interests related to the PFC are described in Note 18.

The total expected future lease payments related to the Company’s capital lease obligations are outlined below.

	2019	2020	2021	2022	2023	Thereafter	Total

Expected Future Lease Payments	$99	$99	$87	$8	$8	$30	$331
Less: Amounts Representing Interest	15	10	4	2	2	3	36
Present Value of Expected Future
Lease Payments	$84	$89	$83	$6	$6	$27	$295

15.	Asset Retirement Obligation

As at December 31	2018	2017

Asset Retirement Obligation, Beginning of Year	$514	$687
Liabilities Incurred and Acquired	17	11
Liabilities Settled and Divested	(56)	(333)
Change in Estimated Future Cash Outflows	(20)	88
Accretion Expense	32	37
Foreign Currency Translation	(32)	24
Asset Retirement Obligation, End of Year	$455	$514

Current Portion (See Note 12)	$90	$44
Long-Term Portion	365	470
	$455	$514

16.	Share Capital

AUTHORIZED

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2018		2017		2016
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	973.1	$4,757	973.0	$4,756	849.8	$3,621
Common Shares Purchased	(20.7)	(102)	-	-	-	-
Common Shares Issued	-	-	-	-	123.1	1,134
Common Shares Issued Under Dividend Reinvestment Plan	0.1	1	0.1	1	0.1	1
Common Shares Outstanding, End of Year	952.5	$4,656	973.1	$4,757	973.0	$4,756

NORMAL COURSE ISSUER BID

On February 26, 2018, the Company announced it received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019.

All purchases are made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings/accumulated deficit.

During the year ended December 31, 2018, the Company purchased approximately 20.7 million common shares for total consideration of approximately $250 million. Of the amount paid, $102 million was charged to share capital and $148 million was charged to retained earnings.

On February 13, 2019, the Company confirmed it will proceed with its previously announced plans to spend up to $1.25 billion to purchase common shares, for cancellation, subject to the receipt of regulatory approvals. On February 27, 2019, the Company announced that the TSX accepted its notice of intention to commence a NCIB beginning March 4, 2019 and ending March 3, 2020.

SHARE OFFERING

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

DIVIDEND REINVESTMENT PLAN

During the year ended December 31, 2018, Encana issued 69,329 common shares totaling $0.6 million under the Company’s dividend reinvestment plan (“DRIP”) (2017 - issued 58,480 common shares totaling $0.6 million; 2016 - issued 121,249 common shares totaling $0.9 million).

DIVIDENDS

During the year ended December 31, 2018, Encana declared and paid dividends of $0.06 per common share totaling $57 million (2017 - $0.06 per common share totaling $58 million; 2016 - $0.06 per common share totaling $52 million). The Company’s quarterly dividend payment in 2018, 2017 and 2016 was $0.015 per common share.

Common shares issued as part of the 2016 Share Offering described above were not eligible to receive the dividends paid on September 30, 2016.

For the year ended December 31, 2018, the dividends paid included $0.6 million in common shares, as disclosed above, which were issued in lieu of cash dividends under the DRIP (2017 - $0.6 million; 2016 - $0.9 million).

On February 27, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on March 29, 2019 to common shareholders of record as of March 15, 2019.

EARNINGS PER COMMON SHARE

The following table presents the computation of net earnings (loss) per common share:

For the years ended December 31 (US$ millions, except per share amounts)	2018	2017	2016

Net Earnings (Loss)	$1,069	$827	$(944)

Number of Common Shares:
Weighted average common shares outstanding - Basic	959.8	973.1	882.6
Effect of dilutive securities	-	-	-
Weighted Average Common Shares Outstanding - Diluted	959.8	973.1	882.6

Net Earnings (Loss) per Common Share
Basic & Diluted	$1.11	$0.85	$(1.07)

ENCANA STOCK OPTION PLAN

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. Options granted are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. Options granted before February 2015 expire five years after the date granted.

All options outstanding as at December 31, 2018 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price. In addition, certain stock options granted are performance-based. The Performance TSARs vest and expire under the same terms and conditions as the underlying option. Vesting is also subject to Encana attaining prescribed performance relative to predetermined key measures. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities. See Note 20 for further information on Encana’s outstanding and exercisable TSARs and Performance TSARs.

At December 31, 2018, there were 38.2 million common shares reserved for issuance under stock option plans (2017 - 33.3 million; 2016 - 32.2 million).

ENCANA RESTRICTED SHARE UNITS (“RSUs”)

Encana has a share-based compensation plan whereby eligible employees and Directors are granted RSUs. An RSU is a conditional grant to receive the equivalent of an Encana common share upon vesting of the RSUs and in accordance with the terms and conditions of the RSU Plans and grant agreements. The Company currently settles vested RSUs in cash. As a result, RSUs are not considered potentially dilutive securities. See Note 20 for further information on Encana’s outstanding RSUs.

17.	Accumulated Other Comprehensive Income

For the years ended December 31	2018	2017	2016

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,029	$1,200	$1,383
Change in Foreign Currency Translation Adjustment	(53)	(171)	(183)
Balance, End of Year	$976	$1,029	$1,200

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$13	$10	$7
Net Actuarial Gains and (Losses) (See Note 21)	14	7	6
Income Taxes	(3)	(2)	(2)
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 21)	(1)	-	(1)
Income Taxes	-	-	-
Reclassification of Net Prior Service Costs to Net Earnings (See Note 21)	(1)	(1)	-
Income Taxes	-	-	-
Curtailment in Net Defined Periodic Benefit Cost (See Note 21)	-	(1)	-
Income Taxes	-	-	-
Balance, End of Year	$22	$13	$10
Total Accumulated Other Comprehensive Income	$998	$1,042	$1,210

18.	Variable Interest Entities

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

As a result of the purchase option and fixed price renewal options, Encana determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance. Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at December 31, 2018, Encana had a capital lease obligation of $240 million (2017 - $314 million) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2018, VMLP provides approximately 1,150 MMcf/d of natural gas gathering and compression and 887 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 13 to 27 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,295 million as at December 31, 2018. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 25 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at December 31, 2018, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

19.	Restructuring Charges

In February 2016, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s reduced capital spending program as a result of the low commodity price environment. During 2016, the Company incurred total restructuring charges of $34 million, before tax, primarily related to severance costs, of which $7 million remained accrued as at December 31, 2016. As at December 31, 2017, all restructuring costs were paid.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2018	2017	2016

Employee Severance and Benefits	$-	$-	$33
Outplacement, Moving and Other Expenses	-	-	1
	$-	$-	$34

For the years ended December 31	2018	2017	2016

Outstanding Restructuring Accrual, Beginning of Year	$-	$7	$13
Current Year Restructuring Expenses Incurred	-	-	34
Restructuring Costs Paid	-	(7)	(40)
Outstanding Restructuring Accrual, End of Year (1)	$-	$-	$7

(1)	Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

20.	Compensation Plans

Encana has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include TSARs, Performance TSARs, SARs, Performance Share Units (“PSUs”), Deferred Share Units (“DSUs”) and RSUs. These compensation arrangements are share-based.

Encana accounts for TSARs, Performance TSARs, SARs, PSUs, and RSUs as cash-settled share-based payment transactions and, accordingly, accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton and other fair value models.

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	US$ Share Units
As at December 31	2018	2017	2016

Risk Free Interest Rate	1.85%	1.67%	0.75%
Dividend Yield	1.04%	0.45%	0.51%
Expected Volatility Rate (1)	51.28%	57.87%	57.18%
Expected Term	1.4 yrs	1.4 yrs	1.9 yrs
Market Share Price	US$5.78	US$13.33	US$11.74

	C$ Share Units
As at December 31	2018	2017	2016

Risk Free Interest Rate	1.85%	1.67%	0.75%
Dividend Yield	0.99%	0.46%	0.50%
Expected Volatility Rate (1)	48.68%	54.10%	53.24%
Expected Term	1.8 yrs	1.5 yrs	1.9 yrs
Market Share Price	C$7.88	C$16.77	C$15.76

(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2018	2017	2016

Total Compensation Costs of Transactions Classified as Cash-Settled	$(65)	$165	$174
Less: Total Share-Based Compensation Costs Capitalized	19	(55)	(40)
Total Share-Based Compensation Expense (Recovery)	$(46)	$110	$134

Recognized on the Consolidated Statement of Earnings in:
Operating	$(13)	$34	$48
Administrative	(33)	76	86
	$(46)	$110	$134

As at December 31, 2018, the liability for share-based payment transactions totaled $165 million (2017 - $327 million), of which $131 million (2017 - $152 million) is recognized in accounts payable and accrued liabilities and $34 million (2017 - $175 million) is recognized in other liabilities and provisions in the Consolidated Balance Sheet.

For the years ended December 31	2018	2017	2016

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$148	$274	$171
Vested	17	53	37
	$165	$327	$208

The following sections outline certain information related to Encana’s compensation plans as at December 31, 2018.

A)	TANDEM STOCK APPRECIATION RIGHTS

All options to purchase common shares issued to eligible Canadian-based employees under the Encana Stock Option Plan have associated TSARs attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of exercise over the original grant price. TSARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. TSARs granted before February 2015 expire five years after the date granted.

The following tables summarize information related to the TSARs:

As at December 31	2018		2017
(thousands of units)	Outstanding TSARs	Weighted Average Exercise Price (C$)	Outstanding TSARs	Weighted Average Exercise Price (C$)

Outstanding, Beginning of Year	15,270	14.87	15,482	14.92
Granted	872	13.76	850	15.43
Exercised - SARs	(371)	7.44	(316)	5.56
Exercised - Options	-	-	-	-
Forfeited	(307)	15.60	(218)	19.55
Expired	(5,097)	18.06	(528)	20.99
Outstanding, End of Year	10,367	13.45	15,270	14.87
Exercisable, End of Year	7,293	15.02	10,736	17.42

As at December 31, 2018	Outstanding TSARs			Exercisable TSARs
Range of Exercise Price (C$)	Number of TSARs (thousands of units)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (C$)	Number of TSARs (thousands of units)	Weighted Average Exercise Price (C$)

0.00 to 9.99	3,565	4.17	5.56	1,926	5.56
10.00 to 19.99	3,380	4.33	14.55	1,946	14.63
20.00 to 29.99	3,422	0.16	20.58	3,421	20.58
	10,367	2.90	13.45	7,293	15.02

During the year, Encana recorded a reduction of compensation costs of $35 million related to the TSARs (2017 - compensation costs of $12 million; 2016 - compensation costs of $39 million).

As at December 31, 2018, there was approximately $0.2 million of unrecognized compensation costs (2017 - $8 million) related to unvested TSARs. The costs are expected to be recognized over a weighted average period of 0.9 years.

B)	PERFORMANCE TANDEM STOCK APPRECIATION RIGHTS

In 2017, all Performance TSARs expired and there were no remaining obligations. Accordingly, Encana did not record any compensation costs related to the Performance TSARs in 2018 (2017 - reduction of compensation costs of $2 million; 2016 - compensation costs of $2 million).

C)	STOCK APPRECIATION RIGHTS

U.S. dollar denominated SARs are granted to eligible U.S.-based employees, which entitle the employee to receive a payment equal to the excess of the market price of Encana’s common shares at the time of exercise over the original grant price of the right. SARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. SARs granted before February 2015 expire five years after the date granted. The Company currently settles vested SARs in cash.

The following tables summarize information related to the U.S. dollar denominated SARs:

As at December 31	2018		2017
(thousands of units)	Outstanding SARs	Weighted Average Exercise Price (US$)	Outstanding SARs	Weighted Average Exercise Price (US$)

Outstanding, Beginning of Year	6,343	14.25	6,721	14.55
Granted	377	11.02	349	11.75
Exercised	(442)	5.89	(147)	4.69
Forfeited	(302)	10.88	(418)	17.94
Expired	(1,875)	17.94	(162)	20.57
Outstanding, End of Year	4,101	13.42	6,343	14.25
Exercisable, End of Year	3,105	15.19	4,611	16.85

As at December 31, 2018	Outstanding SARs			Exercisable SARs
Range of Exercise Price (US$)	Number of SARs (thousands of units)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price (US$)	Number of SARs (thousands of units)	Weighted Average Exercise Price (US$)

0.00 to 9.99	875	4.17	4.06	401	4.06
10.00 to 19.99	2,909	1.97	15.24	2,387	16.10
20.00 to 29.99	317	0.58	22.47	317	22.47
	4,101	2.33	13.42	3,105	15.19

During the year, Encana recorded a reduction of compensation costs of $12 million related to the SARs (2017 - compensation costs of $6 million; 2016 - compensation costs of $13 million).

As at December 31, 2018, there was approximately $0.3 million of unrecognized compensation costs (2017 - $4 million) related to unvested U.S. dollar denominated SARs. The costs are expected to be recognized over a weighted average period of 1.0 years.

D)	PERFORMANCE SHARE UNITS

PSUs are granted to eligible employees, which entitle the employee to receive, upon vesting, a payment equal to the value of one Encana common share for each PSU held, subject to the terms and conditions of the PSU Plan. PSUs vest three years from the date granted, provided the employee remains actively employed with Encana on the vesting date. The Company currently settles vested PSUs in cash. Based on the performance assessment, up to a maximum of two times the original PSU grant may be eligible to vest in respect of the year being measured. The respective proportion of the original PSU grant deemed eligible to vest for each year will be valued and the notional cash value deposited to a PSU account, with payout deferred to the final vesting date.

The ultimate value of the PSUs will depend upon Encana’s performance relative to predetermined corresponding performance targets measured over a three-year period. For grants commencing in 2013, performance is measured over a three-year period relative to a specified peer group.

The following table summarizes information related to the PSUs:

(thousands of units)	Canadian Dollar Denominated Outstanding PSUs		U.S. Dollar Denominated Outstanding PSUs
As at December 31	2018	2017	2018	2017

Unvested and Outstanding, Beginning of Year	6,002	5,218	3,375	2,907
Granted	1,601	1,234	910	704
Vested and Released	(1,618)	(433)	(789)	(123)
Units, in Lieu of Dividends	37	33	21	18
Forfeited	(72)	(50)	(256)	(131)
Unvested and Outstanding, End of Year	5,950	6,002	3,261	3,375

During the year, Encana recorded compensation costs of $10 million related to the outstanding PSUs (2017 - compensation costs of $48 million; 2016 - compensation costs of $29 million).

As at December 31, 2018, there was approximately $16 million of unrecognized compensation costs (2017 - $53 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 0.8 years.

E)	DEFERRED SHARE UNITS

The Company has in place a program whereby Directors and certain key employees are issued DSUs, which vest immediately, are equivalent in value to an Encana common share and are settled in cash.

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

The following table summarizes information related to the DSUs:

(thousands of units)	Canadian Dollar Denominated Outstanding DSUs
As at December 31	2018	2017

Outstanding, Beginning of Year	895	920
Granted	34	134
Converted from HPR awards	22	16
Units, in Lieu of Dividends	6	5
Redeemed	(2)	(180)
Outstanding, End of Year	955	895

During the year, Encana recorded a reduction of compensation costs of $6 million related to the outstanding DSUs (2017 - compensation costs of $3 million; 2016 - compensation costs of $7 million).

F)	RESTRICTED SHARE UNITS

RSUs are granted to eligible employees and commencing in 2018, to Directors. An RSU is a conditional grant to receive the equivalent of an Encana common share upon vesting of the RSUs and in accordance with the terms and conditions of the RSU Plans and grant agreements.

RSUs issued to employees vest three years from the date granted, provided the employee remains actively employed with Encana on the vesting date. RSUs issued to Directors fully vest on the grant date and have no required term of service. The RSUs issued to Directors are settled three years from the date granted or following the Director’s departure from Encana, whichever is earlier.

The Company currently settles RSUs granted to eligible employees and Directors in cash.

The following table summarizes information related to the RSUs:

(thousands of units)	Canadian Dollar Denominated Outstanding RSUs		U.S. Dollar Denominated Outstanding RSUs
As at December 31	2018	2017	2018	2017

Unvested and Outstanding, Beginning of Year	11,029	10,998	10,534	10,418
Granted	2,582	2,411	2,742	2,434
Units, in Lieu of Dividends	68	60	68	59
Vested and Released	(2,551)	(2,088)	(2,266)	(1,268)
Forfeited	(252)	(352)	(489)	(1,109)
Unvested and Outstanding, End of Year	10,876	11,029	10,589	10,534

During the year, Encana recorded a reduction of compensation costs of $22 million related to the outstanding RSUs (2017 - compensation costs of $98 million; 2016 - compensation costs of $84 million).

As at December 31, 2018, there was approximately $30 million of unrecognized compensation costs (2017 - $99 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 0.8 years.

21.	Pension and Other Post-Employment Benefits

The Company sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in Canada and the U.S. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is six years and the average remaining life expectancy of inactive employees is 14 years. The average remaining service period of the active employees participating in the OPEB plan is 13 years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2016 and the next required filing is expected to be as at December 31, 2019.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2018 and 2017, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2018 and 2017.

	Defined Benefits		OPEB
As at December 31	2018	2017	2018	2017

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$226	$211	$85	$92
Service Cost	1	1	7	8
Interest Cost	7	7	3	3
Actuarial (Gains) Losses	(7)	7	(15)	(8)
Exchange Differences	(17)	15	(2)	-
Employee Contributions	-	-	1	1
Benefits Paid	(14)	(15)	(6)	(6)
Curtailment	-	-	-	(5)
Projected Benefit Obligation, End of Year	$196	$226	$73	$85

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$210	$194	$-	$-
Actual Return on Plan Assets	-	15	-	-
Exchange Differences	(16)	14	-	-
Employee Contributions	-	-	1	1
Employer Contributions	2	2	5	5
Benefits Paid	(14)	(15)	(6)	(6)
Transfers to Defined Contribution Plan	-	-	-	-
Fair Value of Plan Assets, End of Year	$182	$210	$-	$-

Funded Status of Plan Assets, End of Year	$(14)	$(16)	$(73)	$(85)

Total Recognized Amounts in the Consolidated Balance Sheet Consist of:
Other Assets	$4	$4	$-	$-
Current Liabilities	-	-	(6)	(7)
Non-Current Liabilities	(18)	(20)	(67)	(78)
Total	$(14)	$(16)	$(73)	$(85)

Total Recognized Amounts in Accumulated Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$28	$28	$(48)	$(35)
Net Prior Service Costs	(5)	(5)	(4)	(5)
Total Recognized in Accumulated Other Comprehensive Income, Before Tax	$23	$23	$(52)	$(40)

The accumulated defined benefit obligation for all defined benefit plans was $267 million as at December 31, 2018 (2017 - $310 million).

The following table sets forth the defined benefit plans with accumulated benefit obligation and projected benefit obligation in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2018	2017	2018	2017

Projected Benefit Obligation	$(67)	$(77)	$(73)	$(85)
Accumulated Benefit Obligation	(66)	(76)	(73)	(85)
Fair Value of Plan Assets	49	57	-	-

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
As at December 31	2018	2017	2018	2017

Discount Rate	3.50%	3.25%	4.04%	3.44%
Rates of Increase in Compensation Levels	3.12%	3.49%	6.27%	6.26%

The following sets forth total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2018	2017	2016	2018	2017	2016

Net Defined Periodic Benefit Cost	$1	$-	$(1)	$7	$3	$13
Defined Contribution Plan Expense	24	24	25	-	-	-
Total Benefit Plans Expense	$25	$24	$24	$7	$3	$13

Of the total benefit plans expense, $23 million (2017 - $25 million; 2016 - $28 million) was included in operating expense and $9 million (2017 - $8 million; 2016 - $9 million) was included in administrative expense. Excluding service costs, net defined periodic benefit costs of nil (2017 - curtailment of $6 million; 2016 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2018	2017	2016	2018	2017	2016

Service Cost	$1	$1	$2	$7	$8	$10
Interest Cost	7	7	8	3	3	4
Expected Return on Plan Assets	(8)	(9)	(11)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	1	-	(2)	(1)	(1)
Amortization of net prior service costs	-	-	-	(1)	(1)	-
Curtailment	-	-	-	-	(1)	-
Curtailment	-	-	-	-	(5)	-
Total Net Defined Periodic Benefit Cost (1)	$1	$-	$(1)	$7	$3	$13

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2018	2017	2016	2018	2017	2016

Net Actuarial (Gains) Losses	$1	$1	$8	$(15)	$(8)	$(14)
Amortization of Net Actuarial Gains and (Losses)	(1)	(1)	-	2	1	1
Amortization of Net Prior Service Costs	-	-	-	1	1	-
Curtailment	-	-	-	-	1	-
Total Amounts Recognized in Other Comprehensive (Income) Loss, Before Tax	$-	$-	$8	$(12)	$(5)	$(13)
Total Amounts Recognized in Other Comprehensive (Income) Loss, After Tax	$-	$-	$6	$(9)	$(3)	$(9)

The estimated net actuarial gains and net prior service costs for the pension and other post-retirement plans that will be amortized from accumulated other comprehensive income into the defined periodic benefit plan expense in 2019 is $3 million.

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2018	2017	2016	2018	2017	2016

Discount Rate	3.25%	3.50%	3.75%	3.46%	3.76%	4.05%
Long-Term Rate of Return on Plan Assets	4.25%	5.25%	6.25%	-	-	-
Rates of Increase in Compensation Levels	3.49%	3.49%	3.49%	6.36%	6.10%	6.43%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2018	2017	2016

Health Care Cost Trend Rate for Next Year	6.99%	6.98%	7.30%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2026	2025	2026

A one percent change in the assumed health care cost trend rate over the projected period would have the following effects:

	1% Increase	1% Decrease

Effect on Total of Service and Interest Cost Components	$1	$(1)
Effect on Other Post-Retirement Benefit Obligations	$5	$(4)

The Company expects to contribute $1 million to its defined benefit pension plans in 2019. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2019	$15	$6
2020	14	6
2021	14	6
2022	14	6
2023	14	6
2024 - 2028	65	24

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2018
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$26	$-	$-	$26
Fixed Income - Canadian Bond Funds	-	96	-	96
Equity - International	-	60	-	60
Fair Value of Plan Assets, End of Year	$26	$156	$-	$182

As at December 31	2017
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$27	$1	$-	$28
Fixed Income - Canadian Bond Funds	-	67	-	67
Equity - Domestic	13	41	-	54
Equity - International	-	50	-	50
Real Estate and Other	-	-	11	11
Fair Value of Plan Assets, End of Year	$40	$159	$11	$210

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of both domestic and international securities. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values. Real Estate and Other consists mainly of commercial properties and is valued based on a discounted cash flow model.

A summary in changes in Level 3 fair value measurements is presented below:

	Real Estate and Other
As at December 31	2018	2017

Balance, Beginning of Year	$11	$10
Purchases, Sales and Settlements
Purchases and sales	-	-
Settlements	(10)	-
Actual Return on Plan Assets
Relating to assets sold during the reporting period	(1)	-
Relating to assets still held at the reporting date	-	1
Transfers In and Out of Level 3	-	-
Balance, End of Year	$-	$11

Encana’s registered pension plan assets were invested by the Company in the following as at December 31, 2018: 69 percent Bonds (2017 - 43 percent), 31 percent Foreign Equity (2017 - 23 percent), nil percent Domestic Equity (2017 - 27 percent) and nil percent Real Estate and Other (2017 - 7 percent). The expected long-term rate of return is 4 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was nil (2017 - $15 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

22.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. Fair value information related to pension plan assets is included in Note 21.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 23. These items are carried at fair value in the Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables. There have been no significant transfers between the hierarchy levels during the period.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues, transportation and processing expense, and foreign exchange gains and losses according to their purpose.

As at December 31, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$492	$139	$631	$(77)	$554
Long-term assets	-	177	-	177	(16)	161

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$81	$-	$81	$(77)	$4
Long-term liabilities	-	38	-	38	(16)	22
Foreign Currency Derivatives:
Current liabilities	-	21	-	21	-	21

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4
Long-term in other liabilities and provisions	-	10	-	10	-	10

As at December 31, 2017	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$189	$-	$189	$(15)	$174
Long-term assets	-	248	-	248	(2)	246
Foreign Currency Derivatives:
Current assets	-	31	-	31	-	31

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$3	$196	$51	$250	$(15)	$235
Long-term liabilities	-	15	-	15	(2)	13
Foreign Currency Derivatives:
Current liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5
Long-term in other liabilities and provisions	-	14	-	14	-	14

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2023. Level 2 also includes financial guarantee contracts as discussed in Note 23. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable at the reporting date, such as exchange and other published prices, broker quotes and observable trading activity.

Level 3 Fair Value Measurements

As at December 31, 2018, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options with terms to 2019. The WTI three-way options are a combination of a sold call, bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of the WTI three-way options are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements is presented below:

	Risk Management
	2018	2017

Balance, Beginning of Year	$(51)	$(36)
Total Gains (Losses)	97	(9)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	93	(6)
Transfers Out of Level 3 (1)	-	-
Balance, End of Year	$139	$(51)

Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Year	$139	$(51)

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

As at December 31	Valuation Technique	Unobservable Input	2018	2017

Risk Management - WTI Options	Option Model	Implied Volatility	29% - 73%	17% - 76%

A 10 percent increase or decrease in implied volatility for the WTI options would cause a corresponding $6 million (2017 - $2 million) increase or decrease to net risk management assets and liabilities.

23.	Financial Instruments and Risk Management
A)	FINANCIAL INSTRUMENTS

Encana’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

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

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI-based and Mont Belvieu-based contracts such as fixed price contracts and options. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, options and costless collars. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2018, Encana has entered into $1.0 billion notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly throughout 2019.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2018

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	35.0 Mbbls/d	2019	60.31	$163
Propane Fixed Price	7.8 Mbbls/d	2019	35.72	26
Butane Fixed Price	6.5 Mbbls/d	2019	40.54	26
Ethane Fixed Price	5.3 Mbbls/d	2019	17.23	8

WTI Three-Way Options
Sold call / bought put / sold put	52.5 Mbbls/d	2019	69.22 / 59.47 / 48.57	139

Basis Contracts (1)		2019		18
		2020		(13)

Crude Oil and NGLs Fair Value Position				367

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	955 MMcf/d	2019	2.81	(21)

NYMEX Costless Collars
Sold call / bought put	70 MMcf/d	Q1 2019	4.65 / 4.04	6

NYMEX Call Options
Sold call price	230 MMcf/d	2019	3.75	(3)
Bought call price	230 MMcf/d	2019	3.75	(2)
Sold call price	230 MMcf/d	2020	3.25	-

Basis Contracts (2)		2019		185
		2020		136
		2021		11
		2022 - 2023		14

Natural Gas Fair Value Position				326

Net Premiums Received on Unexpired Options				(4)

Other Derivative Contracts
Fair Value Position				(14)

Foreign Currency Contracts
Fair Value Position (3)		2019		(21)
Total Fair Value Position and Net Premiums Received				$654

(1)	Encana has entered into Midland, Magellan East Houston and Brent differential swaps to WTI.
(2)	Encana has entered into swaps to protect against weakening AECO, Dawn, Chicago, Malin and Waha basis to NYMEX.
(3)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2018	2017	2016

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(104)	$40	$361
Transportation and processing	-	(4)	(8)
Foreign Currency Derivatives:
Foreign exchange	10	15	-
	$(94)	$51	$353

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$519	$442	$(636)
Transportation and processing	-	-	22
Foreign Currency Derivatives:
Foreign exchange	(51)	32	(1)
	$468	$474	$(615)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$415	$482	$(275)
Transportation and processing	-	(4)	14
Foreign Currency Derivatives:
Foreign exchange	(41)	47	(1)
	$374	$525	$(262)

(1)	Includes a realized gain of $7 million for the year ended December 31, 2018 (2017 - gain of $7 million; 2016 - gain of $6 million) related to other derivative contracts.
(2)	Includes an unrealized loss of $2 million for the year ended December 31, 2018 (2017 - loss of $2 million; 2016 - gain of $5 million) related to other derivative contracts.

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2018		2017	2016
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$183
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Year	374	$374	$525	$(262)
Settlement of Other Derivative Contracts	7
Fair Value of Contracts Realized During the Year	94	94	(51)	(353)
Fair Value of Contracts Outstanding	$658	$468	$474	$(615)
Net Premiums Received on Unexpired Options	(4)
Fair Value of Contracts and Net Premiums Received, End of Year	$654

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 22 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2018	2017

Risk Management Assets
Current	$554	$205
Long-term	161	246
	715	451

Risk Management Liabilities
Current	25	236
Long-term	22	13
	47	249

Other Derivative Contracts
Current in accounts payable and accrued liabilities	4	5
Long-term in other liabilities and provisions	10	14
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$654	$183

SUMMARY OF UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2018			2017
	Risk Management			Risk Management
	Asset	Liability	Net	Asset	Liability	Net

Commodity Price Positions
Crude oil and NGLs	$380	$13	$367	$-	$244	$(244)
Natural gas	335	13	322	420	4	416
Other Positions
Other derivative contracts	-	14	(14)	-	19	(19)
Foreign currency contracts	-	21	(21)	31	1	30
Total Fair Value Position	$715	$61	$654	$451	$268	$183

C)	CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 22. As at December 31, 2018, the Company had no significant credit derivatives in place and held no collateral.

As at December 31, 2018, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2018, approximately 97 percent (2017 - 92 percent) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at December 31, 2018, Encana had four counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 30 percent, 13 percent, 12 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2017, Encana had three counterparties whose net settlement position accounted for 56 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from three to six years with a fair value recognized of $14 million as at December 31, 2018 (2017 - $19 million). The maximum potential amount of undiscounted future payments is $228 million as at December 31, 2018, and is considered unlikely.

24.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)	NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2018	2017	2016

Operating Activities
Accounts receivable and accrued revenues	$(150)	$(21)	$86
Accounts payable and accrued liabilities	141	(226)	(233)
Income tax receivable and payable	254	(6)	(40)
	$245	$(253)	$(187)

B)	NON-CASH ACTIVITIES

For the years ended December 31	2018	2017	2016

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 15)	$17	$11	$18
Asset retirement obligation change in estimated future cash outflows (See Note 15)	(20)	88	(99)
Property, plant and equipment accruals	(16)	19	5
Capitalized long-term incentives	(47)	55	40
Property additions/dispositions (swaps)	210	194	100
Non-Cash Financing Activities
Common shares issued under dividend reinvestment plan (See Note 16)	$1	$1	$1

C)	SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2018	2017	2016

Interest Paid	$367	$370	$397
Income Taxes (Recovered), net of Amounts Paid	$(246)	$(77)	$(19)

25.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2018:

	Expected Future Payments
(undiscounted)	2019	2020	2021	2022	2023	Thereafter	Total

Transportation and Processing	$685	$677	$582	$555	$453	$2,220	$5,172
Drilling and Field Services	128	34	10	-	-	-	172
Building Leases	17	16	16	16	15	35	115
Total	$830	$727	$608	$571	$468	$2,255	$5,459

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 18. Divestiture transactions can reduce certain commitments disclosed above.

Operating lease expense recorded in the Consolidated Statement of Earnings was $83 million for the year ended December 31, 2018 (2017 - $80 million; 2016 - $82 million).

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

26.	Subsequent Events

Acquisition of Newfield Exploration Company

On February 13, 2019, Encana completed the acquisition of all the issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares to Newfield shareholders, representing an exchange ratio of 2.6719 Encana common shares for each share of Newfield common stock held. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remain outstanding. Newfield’s operations are focused on the development of oil-rich properties primarily located in the Anadarko Basin in Oklahoma. The post-acquisition results of operations of Newfield will be included in the Company’s interim consolidated results for the period ended March 31, 2019.

27.	Supplementary Oil and Gas Information (unaudited)

The unaudited supplementary information on oil and gas exploration and production activities for 2018, 2017 and 2016 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include Canada and the United States.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2018	65.56	79.59	3.10	1.49
2017	51.34	67.65	2.98	2.32
2016	42.75	55.39	2.49	2.17

(1)	All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	Canada	United States	Total	Canada	United States	Total	Canada	United States	Total
2016
Beginning of year	6.4	157.9	164.3	62.8	61.7	124.5	1,952	1,112	3,064	799.4
Revisions and improved recovery (2)	(0.3)	(15.6)	(15.9)	(6.4)	(1.6)	(8.0)	(422)	177	(244)	(64.7)
Extensions and discoveries	-	52.2	52.2	58.1	17.7	75.8	796	91	887	275.7
Purchase of reserves in place	-	9.6	9.6	-	2.6	2.6	-	16	16	14.9
Sale of reserves in place	(5.4)	(22.2)	(27.6)	(11.3)	(15.5)	(26.8)	(163)	(150)	(313)	(106.5)
Production	(0.7)	(26.2)	(27.0)	(9.2)	(8.5)	(17.7)	(354)	(153)	(506)	(129.1)
End of year	-	155.6	155.6	94.0	56.4	150.4	1,810	1,093	2,902	789.7
Developed	-	82.5	82.5	25.6	31.8	57.4	903	951	1,853	448.8
Undeveloped	-	73.1	73.1	68.4	24.6	93.0	907	142	1,049	341.0
Total	-	155.6	155.6	94.0	56.4	150.4	1,810	1,093	2,902	789.7
2017
Beginning of year	-	155.6	155.6	94.0	56.4	150.4	1,810	1,093	2,902	789.7
Revisions and improved recovery (2)	0.2	(16.0)	(15.8)	(14.6)	(3.6)	(18.1)	(31)	(27)	(58)	(43.6)
Extensions and discoveries	0.2	84.9	85.1	46.4	26.5	72.9	727	144	871	303.1
Purchase of reserves in place	-	0.8	0.8	-	0.4	0.4	-	2	2	1.5
Sale of reserves in place	-	(5.4)	(5.4)	(0.2)	(3.6)	(3.8)	(65)	(729)	(795)	(141.6)
Production	(0.2)	(27.7)	(27.8)	(10.6)	(8.7)	(19.3)	(306)	(97)	(403)	(114.3)
End of year	0.2	192.3	192.5	115.0	67.5	182.5	2,135	384	2,519	794.9
Developed	0.2	104.7	104.9	40.5	41.6	82.1	1,082	243	1,325	407.8
Undeveloped	-	87.7	87.7	74.5	25.8	100.3	1,053	141	1,195	387.1
Total	0.2	192.3	192.5	115.0	67.5	182.5	2,135	384	2,519	794.9
2018
Beginning of year	0.2	192.3	192.5	115.0	67.5	182.5	2,135	384	2,519	794.9
Revisions and improved recovery (2)	0.2	19.5	19.7	(17.4)	14.2	(3.2)	249	37	285	64.1
Extensions and discoveries	-	162.4	162.4	78.9	48.6	127.4	885	233	1,118	476.2
Purchase of reserves in place	-	21.3	21.3	-	7.7	7.7	-	39	39	35.5
Sale of reserves in place	-	(11.4)	(11.4)	-	(5.1)	(5.1)	-	(40)	(40)	(23.1)
Production	(0.1)	(32.7)	(32.8)	(18.0)	(10.6)	(28.5)	(368)	(55)	(423)	(131.9)
End of year	0.2	351.5	351.8	158.5	122.3	280.8	2,901	598	3,499	1,215.7
Developed	0.2	150.6	150.9	60.8	59.4	120.2	1,707	295	2,002	604.7
Undeveloped	-	200.9	200.9	97.8	62.8	160.6	1,195	302	1,497	611.0
Total	0.2	351.5	351.8	158.5	122.3	280.8	2,901	598	3,499	1,215.7

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are nil and are included in revisions of previous estimates.

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

Total Proved reserves increased 420.8 MMBOE in 2018 due to the following:

•

Revisions and improved recovery of oil, NGLs and natural gas were 64.1 MMBOE primarily due to positive forecast changes of 133.7 MMBOE and higher 12-month average trailing oil and NGL prices of 9.4 MMBOE, partially offset by proved reserves removed due to changes in the approved development plan of 79.0 MMBOE.

•

Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 476.2 MMBOE due to the extension of proved acreage primarily from successful drilling and delineation in the Permian, Montney, Eagle Ford and Duvernay assets.

•	Purchases of 35.5 MMBOE were primarily in the Permian asset.
•	Sale of reserves in place decreased proved developed reserves by 23.1 MMBOE primarily due to the divestiture of the San Juan assets located in northwestern New Mexico.

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

	Canada			United States
	2018	2017	2016	2018	2017	2016

Future cash inflows	$12,463	$7,850	$5,341	$26,305	$11,459	$8,537
Less future:
Production costs	5,231	3,516	2,876	6,399	3,661	3,539
Development costs	2,641	2,058	1,949	4,751	3,042	2,805
Income taxes	586	76	-	1,673	-	-
Future net cash flows	4,005	2,200	516	13,482	4,756	2,193
Less 10% annual discount for estimated timing of cash flows	1,351	618	77	6,532	2,025	957
Discounted future net cash flows	$2,654	$1,582	$439	$6,950	$2,731	$1,236

	Total
	2018	2017	2016

Future cash inflows	$38,768	$19,309	$13,878
Less future:
Production costs	11,630	7,177	6,415
Development costs	7,392	5,100	4,754
Income taxes	2,259	76	-
Future net cash flows	17,487	6,956	2,709
Less 10% annual discount for estimated timing of cash flows	7,883	2,643	1,034
Discounted future net cash flows	$9,604	$4,313	$1,675

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	Canada			United States
	2018	2017	2016	2018	2017	2016

Balance, beginning of year	$1,582	$439	$635	$2,731	$1,236	$1,413
Changes resulting from:
Sales of oil and gas produced during the year	(859)	(471)	(316)	(1,753)	(1,291)	(1,040)
Discoveries and extensions, net of related costs	1,130	582	211	3,300	1,141	267
Purchases of proved reserves in place	-	-	-	468	13	47
Sales and transfers of proved reserves in place	-	(12)	(71)	(202)	(413)	(220)
Net change in prices and production costs	407	893	20	1,642	2,183	325
Revisions to quantity estimates	121	(22)	(124)	526	(203)	39
Accretion of discount	164	44	64	273	124	141
Development costs incurred during the period	665	454	286	1,315	1,366	873
Changes in estimated future development costs	(303)	(279)	(304)	(824)	(1,433)	(456)
Other	15	7	38	16	8	(153)
Net change in income taxes	(268)	(53)	-	(542)	-	-
Balance, end of year	$2,654	$1,582	$439	$6,950	$2,731	$1,236

	Total
	2018	2017	2016

Balance, beginning of year	$4,313	$1,675	$2,048
Changes resulting from:
Sales of oil and gas produced during the year	(2,612)	(1,762)	(1,356)
Discoveries and extensions, net of related costs	4,430	1,723	478
Purchases of proved reserves in place	468	13	47
Sales and transfers of proved reserves in place	(202)	(425)	(291)
Net change in prices and production costs	2,049	3,076	345
Revisions to quantity estimates	647	(225)	(85)
Accretion of discount	437	168	205
Development costs incurred during the period	1,980	1,820	1,159
Changes in estimated future development costs	(1,127)	(1,712)	(760)
Other	31	15	(115)
Net change in income taxes	(810)	(53)	-
Balance, end of year	$9,604	$4,313	$1,675

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities.

	Canada			United States
	2018	2017	2016	2018	2017	2016

Oil, NGL and natural gas revenues, net of transportation and processing	$993	$613	$491	$2,189	$1,714	$1,510
Less:
Operating costs, production, mineral and other taxes, and accretion of asset retirement obligation	157	164	197	445	438	499
Depreciation, depletion and amortization	361	236	260	860	530	523
Impairments	-	-	493	-	-	903
Operating income (loss)	475	213	(459)	884	746	(415)
Income taxes	128	58	(123)	191	161	(150)
Results of operations	$347	$155	$(336)	$693	$585	$(265)

	Total
	2018	2017	2016

Oil, NGL and natural gas revenues, net of transportation and processing	$3,182	$2,327	$2,001
Less:
Operating costs, production, mineral and other taxes, and accretion of asset retirement obligation	602	602	696
Depreciation, depletion and amortization	1,221	766	783
Impairments	-	-	1,396
Operating income (loss)	1,359	959	(874)
Income taxes	319	219	(273)
Results of operations	$1,040	$740	$(601)

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

	Canada			United States
	2018	2017	2016	2018	2017	2016

Proved oil and gas properties	$13,996	$14,555	$13,159	$27,189	$25,610	$26,393
Unproved oil and gas properties	237	311	285	3,493	4,169	4,913
Total capital cost	14,233	14,866	13,444	30,682	29,779	31,306
Accumulated DD&A	13,261	14,047	12,896	24,099	23,240	25,300
Net capitalized costs	$972	$819	$548	$6,583	$6,539	$6,006

	Other			Total
	2018	2017	2016	2018	2017	2016

Proved oil and gas properties	$56	$63	$58	$41,241	$40,228	$39,610
Unproved oil and gas properties	-	-	-	3,730	4,480	5,198
Total capital cost	56	63	58	44,971	44,708	44,808
Accumulated DD&A	56	63	58	37,416	37,350	38,254
Net capitalized costs	$-	$-	$-	$7,555	$7,358	$6,554

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

	Canada			United States
	2018	2017	2016	2018	2017	2016

Acquisition costs
Unproved	$17	$31	$-	$-	$21	$4
Proved	-	-	1	-	2	205
Total acquisition costs	17	31	1	-	23	209
Exploration costs	1	1	1	2	4	13
Development costs	631	425	255	1,330	1,354	860
Total costs incurred	$649	$457	$257	$1,332	$1,381	$1,082

	Total
	2018	2017	2016

Acquisition costs
Unproved	$17	$52	$4
Proved	-	2	206
Total acquisition costs	17	54	210
Exploration costs	3	5	14
Development costs	1,961	1,779	1,115
Total costs incurred	$1,981	$1,838	$1,339

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost centre’s depletable base as follows:

As at December 31	2018	2017

Canada	$237	$311
United States	3,493	4,169
	$3,730	$4,480

The following is a summary of the costs related to Encana’s unproved properties as at December 31, 2018:

	2018	2017	2016	Prior to 2016	Total

Acquisition Costs	$223	$238	$88	$3,033	$3,582
Exploration Costs	18	2	5	123	148
	$241	$240	$93	$3,156	$3,730

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

Included in the $3.7 billion of oil and gas properties not subject to depletion or amortization are approximately $3.5 billion of acquired leasehold and mineral costs in the Permian related to the Company’s acquisition of Athlon Energy Inc. in 2014. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within 7 to 11 years. The remaining costs excluded from depletion are related to properties which are not individually significant.

28.	Supplemental Quarterly Financial Information (unaudited)

The following summarizes quarterly financial data for the fiscal years of 2018 and 2017:

	2018
(US$ millions, except per share amounts)	Q4	Q3	Q2	Q1

Revenues	$2,381	$1,262	$983	$1,313
Impairments	-	-	-	-
Operating Income (Loss)	1,354	119	(116)	337
Gain (Loss) on Divestitures, net	1	-	1	3

Net Earnings (Loss) Before Income Tax	$1,179	$45	$(221)	$160
Income Tax Expense (Recovery)	149	6	(70)	9
Net Earnings (Loss)	$1,030	$39	$(151)	$151

Net Earnings (Loss) per Common Share - Basic & Diluted	$1.08	$0.04	$(0.16)	$0.16

	2017
(US$ millions, except per share amounts)	Q4	Q3	Q2	Q1

Revenues	$1,210	$861	$1,083	$1,289
Impairments	-	-	-	-
Operating Income (Loss)	262	(4)	321	489
Gain (Loss) on Divestitures, net	(1)	406	-	(1)

Net Earnings (Loss) Before Income Tax	$147	$522	$327	$434
Income Tax Expense (Recovery)	376	228	(4)	3
Net Earnings (Loss)	$(229)	$294	$331	$431

Net Earnings (Loss) per Common Share - Basic & Diluted	$(0.24)	$0.30	$0.34	$0.44

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements for the fiscal years ended December 31, 2018, 2017, and 2016, included in this Annual Report on Form 10-K, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Encana’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Board of Directors is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

Information regarding the Company’s executive officers is set forth in the section entitled “Executive Officers of the Registrant” under Items 1 and 2 of this Annual Report on Form 10-K.

CODE OF ETHICS

Encana has adopted a code of ethics entitled the “Business Code of Conduct” (the “Code of Ethics”), that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available for viewing on Encana’s website at www.encana.com, and is available in print to any shareholder who requests it. Requests for copies of the Code of Ethics should be made by contacting Encana’s Corporate Secretary by mail at 4400, 500 Centre Street S.E., P.O. Box 2850, Calgary, Alberta, T2P 2S5, Canada or by telephone at (403) 645-2000. Encana intends to disclose and summarize any amendment to, or waiver from, any provision of the Code of Ethics that is required to be so disclosed and summarized, on its website at www.encana.com.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement relating to the Company’s 2019 annual meeting of shareholders, which is incorporated herein by reference.

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
2.1

Merger Agreement dated October 31, 2018 by and among Encana Corporation, Neapolitan Merger Corp. and Newfield Exploration Company (incorporated by reference to Exhibit 2.1 to Encana’s Current Report on Form 8‑K filed on November 2, 2018, SEC File No. 001-15226)

3.1

Restated Certificate of Incorporation and Restated Articles of Incorporation dated November 30, 2009 (incorporated by reference to Exhibit 99.2 to Encana’s Report on Form 6-K filed on December 2, 2009, SEC File No. 001-15226).

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
4.24

Senior Indenture dated as of February 28, 2001 between Newfield Exploration Company, as Issuer, and First Union National Bank, as Trustee (the "Senior Indenture") (incorporated by reference to Exhibit 4.1 to Newfield’s Current Report on Form 8-K filed on February 28, 2001, SEC File No. 001-12534).

4.25

Second Supplemental Indenture, dated as of September 30, 2011, to Senior Indenture between Newfield Exploration Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on September 30, 2011, SEC File No. 001-12534).

4.26

Third Supplemental Indenture, dated as of June 26, 2012, to Senior Indenture between Newfield Exploration Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on June 26, 2012, SEC File No. 001-12534).

4.27

Fourth Supplemental Indenture, dated as of March 10, 2015, to Senior Indenture between Newfield Exploration Company and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on March 12, 2015, SEC File No. 001-12534).

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

10.7*

Form of Executive Stock Option Grant Agreement for stock options granted under the Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 10.7 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.8*

Encana Corporation Employee Stock Appreciation Rights Plan, adopted with effect from February 12, 2008, as amended December 9, 2008, November 30, 2009, April 20, 2010, July 20, 2010, February 24, 2015, February 22, 2016 and February 14, 2018 (incorporated by reference to Exhibit 10.8 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.9*

Form of Executive Stock Appreciation Rights Grant Agreement for stock appreciation rights granted under the Encana Corporation Employee Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.9 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

10.10*

Performance Share Unit Plan for Employees of Encana Corporation amended and restated with effect from January 1, 2010, and reflective with amendments made as of July 20, 2010, February 24, 2015, February 22, 2016 and February 14, 2018 (incorporated by reference to Exhibit 10.10 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.11*

Form of Canadian Executive PSU Grant Agreement for performance share units granted under the Performance Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 10.11 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.12*

Form of U.S. Executive PSU Grant Agreement for performance share units granted under the Performance Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 10.12 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.13*

Restricted Share Unit Plan for Employees of Encana Corporation established with effect from February 8, 2011, and reflective with amendments made as of February 24, 2015, February 22, 2016 and February 14, 2018 (incorporated by reference to Exhibit 10.13 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.14*

Form of Canadian Executive RSU Grant Agreement for restricted share units granted under the Restricted Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 10.14 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

10.15*

Form of U.S. Executive RSU Grant Agreement for restricted share units granted under the Restricted Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 10.15 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

10.16*

Deferred Share Unit Plan for Employees of Encana Corporation adopted with effect from December 18, 2002 and reflective of amendments made as of October 23, 2007, October 22, 2008, and July 20, 2010 (incorporated by reference to Exhibit 10.16 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

10.17*

Deferred Share Unit Plan for Directors of Encana Corporation adopted with effect from December 18, 2002 and reflective with amendments made as of April 26, 2005, October 22, 2008, December 8, 2009, July 20, 2010, February 13, 2013, December 1, 2014 and February 14, 2018 (incorporated by reference to Exhibit 10.17 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.18*

Amended and Restated Change in Control Agreement between Encana Corporation and Sherri A. Brillon effective February 14, 2018 (incorporated by reference to Exhibit 10.18 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.19*

Amended and Restated Change in Control Agreement between Encana Corporation and Renee E. Zemljak effective February 14, 2018 (incorporated by reference to Exhibit 10.19 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.20*

Amended and Restated Change in Control Agreement between Encana Corporation and Michael G. McAllister effective February 14, 2018 (incorporated by reference to Exhibit 10.20 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.21*

Amended and Restated Change in Control Agreement between Encana Corporation and Douglas J. Suttles effective February 14, 2018 (incorporated by reference to Exhibit 10.21 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.22*

Amended and Restated Change in Control Agreement between Encana Corporation and David G. Hill effective February 14, 2018 (incorporated by reference to Exhibit 10.22 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.23*

Amended and Restated Change in Control Agreement between Encana Corporation and Michael Williams effective February 14, 2018 (incorporated by reference to Exhibit 10.23 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.24*

Amended and Restated Change in Control Agreement between Encana Corporation and Joanne L. Alexander effective February 14, 2018 (incorporated by reference to Exhibit 10.24 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

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

10.38*

Restricted Share Unit Plan for Directors of Encana Corporation effective February 14, 2018 (incorporated by reference to Exhibit 10.38 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.39*

Form of Director RSU Grant Agreement for restricted share units granted under the Restricted Share Unit Plan for Directors of Encana Corporation (incorporated by reference to Exhibit 10.39 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.40

First Amending Agreement, dated as of March 28, 2018, to the Restated Credit Agreement dated as of July 16, 2015 among Encana Corporation as borrower, the financial institutions party thereto as lenders and Royal Bank of Canada as agent (incorporated by reference to Exhibit 10.1 to Encana’s Current Report on Form 8-K filed on March 29, 2018, SEC File No. 001-15226).

10.41

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

10.42*

Fourth Amendment to the Encana (USA) Retirement Plan amended and restated effective March 14, 2014, dated May 17, 2018 (incorporated by reference to Exhibit 10.1 to Encana’s Quarterly Report on Form 10-Q filed on August 2, 2018, SEC File No. 001-15226).

10.43*

Encana (USA) Deferred Compensation Plan amended and restated effective April 1, 2018 (incorporated by reference to Exhibit 10.2 to Encana’s Quarterly Report on Form 10-Q filed on August 2, 2018, SEC File No. 001-15226).

10.44*	Omnibus Incentive Plan of Encana Corporation adopted with effect from February 13, 2019.
10.45*	Form of Stock Option Grant Agreement for stock options granted under the Omnibus Incentive Plan of Encana Corporation.
10.46*	Form of RSU Grant Agreement for restricted share units granted to employees under the Omnibus Incentive Plan of Encana Corporation.
10.47*	Form of Director RSU Grant Agreement for restricted share units granted to directors under the Omnibus Incentive Plan of Encana Corporation.
10.48*	Form of PSU Grant Agreement for performance share units granted under the Omnibus Incentive Plan of Encana Corporation.
10.49*	Form of Stock Appreciation Rights Grant Agreement for stock appreciation rights granted under the Omnibus Incentive Plan of Encana Corporation.
14.1	Business Code of Conduct effective March 27, 2013 (incorporated by reference to Exhibit 99.1 to Encana’s Report on Form 6-K filed on March 27, 2013, SEC File No. 001-15226).
21.1	Encana Corporation Significant Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

Dated: February 28, 2019

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

Signature	Capacity	Date
/s/ Clayton H. Woitas Clayton H. Woitas	Chairman of the Board of Directors	February 28, 2019
/s/ Douglas J. Suttles Douglas J. Suttles	President & Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
/s/ Sherri A. Brillon Sherri A. Brillon	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
/s/ Peter A. Dea Peter A. Dea	Corporate Director	February 28, 2019
/s/ Fred J. Fowler Fred J. Fowler	Corporate Director	February 28, 2019
/s/ Howard J. Mayson Howard J. Mayson	Corporate Director	February 28, 2019
/s/ Lee A. McIntire Lee A. McIntire	Corporate Director	February 28, 2019
/s/ Margaret A. McKenzie Margaret A. McKenzie	Corporate Director	February 28, 2019
/s/ Steven W. Nance Steven W. Nance	Corporate Director	February 28, 2019
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Corporate Director	February 28, 2019
/s/ Thomas G. Ricks Thomas G. Ricks	Corporate Director	February 28, 2019
/s/ Brian G. Shaw Brian G. Shaw	Corporate Director	February 28, 2019
/s/ Bruce G. Waterman Bruce G. Waterman	Corporate Director	February 28, 2019