Form 10-Q
period 2019-03-31
ENCANA CORP
filed 2019-05-02
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No  [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ECA	New York Stock Exchange

Number of registrant’s common shares outstanding as of April 26, 2019	1,406,294,708

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American resource play company; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to deliver free cash flow and balance growth with return of capital to shareholders; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; ability to realize expected synergies of the Newfield acquisition; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; the Company’s NCIB program, including amounts and number of shares to be acquired, anticipated timeframe, method and location of purchases, and source of funding thereof; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and related statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: ability to generate sufficient cash flow to meet obligations; commodity price volatility; ability to secure adequate transportation and potential pipeline curtailments; variability and discretion of Encana’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; counterparty and credit risk; impact of a downgrade in credit rating and its impact on access to sources of liquidity; fluctuations in currency and interest rates; risks inherent in the Company’s corporate guidance; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described herein and in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report on Form 10-K”) and risks and uncertainties impacting Encana's business as described from time to time in the Company's other periodic filings with the SEC.

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

The reader should read carefully the risk factors described herein and in Item 1A. Risk Factors of the 2018 Annual Report on Form 10-K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2019	2018

Revenues	(Notes 3, 4)
Product and service revenues		$1,572	$1,260
Gains (losses) on risk management, net	(Note 22)	(355)	36
Sublease revenues		18	17
Total Revenues		1,235	1,313
Operating Expenses	(Note 3)
Production, mineral and other taxes		48	29
Transportation and processing	(Note 11)	338	249
Operating	(Notes 11, 19, 20)	165	111
Purchased product		298	273
Depreciation, depletion and amortization		377	275
Accretion of asset retirement obligation	(Note 14)	9	8
Administrative	(Notes 11, 18, 19, 20)	227	31
Total Operating Expenses		1,462	976
Operating Income (Loss)		(227)	337
Other (Income) Expenses
Interest	(Note 5)	87	92
Foreign exchange (gain) loss, net	(Notes 6, 22)	(37)	91
(Gain) loss on divestitures, net		1	(3)
Other (gains) losses, net	(Notes 8, 20)	28	(3)
Total Other (Income) Expenses		79	177
Net Earnings (Loss) Before Income Tax		(306)	160
Income tax expense (recovery)	(Note 7)	(61)	9
Net Earnings (Loss)		$(245)	$151
Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 15)	$(0.20)	$0.16
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 15)	1,221.3	971.5

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2019	2018

Net Earnings (Loss)		$(245)	$151
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	34	24
Pension and other post-employment benefit plans	(Notes 16, 20)	(1)	(1)
Other Comprehensive Income (Loss)		33	23
Comprehensive Income (Loss)		$(212)	$174

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2019	2018

Assets
Current Assets
Cash and cash equivalents		$479	$1,058
Accounts receivable and accrued revenues		1,121	789
Risk management	(Notes 21, 22)	187	554
Income tax receivable		315	275
		2,102	2,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		48,321	41,241
Unproved properties		4,394	3,730
Other		897	2,122
Property, plant and equipment		53,612	47,093
Less: Accumulated depreciation, depletion and amortization		(38,602)	(38,121)
Property, plant and equipment, net	(Note 3)	15,010	8,972
Restricted Cash	(Note 8)	55	-
Other Assets	(Notes 2, 10, 11)	1,245	147
Risk Management	(Notes 21, 22)	116	161
Deferred Income Taxes		576	835
Goodwill	(Notes 3, 8)	2,580	2,553
	(Note 3)	$21,684	$15,344

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,241	$1,490
Current portion of operating lease liabilities	(Note 11)	92	-
Income tax payable		1	1
Risk management	(Notes 21, 22)	22	25
Current portion of long-term debt	(Note 12)	500	500
		2,856	2,016
Long-Term Debt	(Note 12)	6,299	3,698
Operating Lease Liabilities	(Note 11)	997	-
Other Liabilities and Provisions	(Note 13)	589	1,769
Risk Management	(Notes 21, 22)	21	22
Asset Retirement Obligation	(Note 14)	513	365
Deferred Income Taxes		49	27
		11,324	7,897
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized unlimited common shares
2019 issued and outstanding: 1,440.0 million shares (2018: 952.5 million shares)	(Note 15)	7,827	4,656
Paid in surplus		1,358	1,358
Retained earnings		144	435
Accumulated other comprehensive income	(Note 16)	1,031	998
Total Shareholders’ Equity		10,360	7,447
		$21,684	$15,344

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	(245)	-	(245)
Dividends on Common Shares ($0.01875 per share)	(Note 15)	-	-	(28)	-	(28)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(307)	-	(93)	-	(400)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	33	33
Impact of Adoption of Topic 842	(Note 2)	-	-	75	-	75
Balance, March 31, 2019		$7,827	$1,358	$144	$1,031	$10,360

Three Months Ended March 31, 2018 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	151	-	151
Dividends on Common Shares ($0.015 per share)	(Note 15)	-	-	(15)	-	(15)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(50)	-	(61)	-	(111)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 15)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	23	23
Balance, March 31, 2018		$4,707	$1,358	$(354)	$1,065	$6,776

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2019	2018

Operating Activities
Net earnings (loss)		$(245)	$151
Depreciation, depletion and amortization		377	275
Accretion of asset retirement obligation	(Note 14)	9	8
Deferred income taxes	(Note 7)	(62)	6
Unrealized (gain) loss on risk management	(Note 22)	427	(68)
Unrealized foreign exchange (gain) loss	(Note 6)	(25)	150
Foreign exchange on settlements	(Note 6)	(13)	(50)
(Gain) loss on divestitures, net		1	(3)
Other		(47)	(69)
Net change in other assets and liabilities		(11)	(11)
Net change in non-cash working capital	(Note 23)	118	(8)
Cash From (Used in) Operating Activities		529	381
Investing Activities
Capital expenditures	(Note 3)	(736)	(508)
Acquisitions	(Note 9)	(22)	(2)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	94	-
Proceeds from divestitures	(Note 9)	2	19
Net change in investments and other		54	(25)
Cash From (Used in) Investing Activities		(608)	(516)
Financing Activities
Purchase of common shares	(Note 15)	(400)	(111)
Dividends on common shares	(Note 15)	(28)	(15)
Finance lease payments and other financing arrangements		(20)	(22)
Cash From (Used in) Financing Activities		(448)	(148)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		3	(3)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(524)	(286)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		1,058	719
Cash, Cash Equivalents and Restricted Cash, End of Period		$534	$433
Cash, End of Period		$66	$39
Cash Equivalents, End of Period		413	394
Restricted Cash, End of Period		55	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$534	$433

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2018, which are included in Item 8 of Encana’s 2018 Annual Report on Form 10-K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2018, except as noted below in Note 2. The disclosures provided below are incremental to those included with the annual audited Consolidated Financial Statements.

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

Changes in Accounting Policies and Practices

On January 1, 2019, Encana adopted ASC Topic 842, Leases (“Topic 842”) and related amendments, using the modified retrospective approach recognizing a cumulative effect adjustment at the beginning of the reporting period in which Topic 842 was applied. Results for reporting the periods beginning after January 1, 2019, are presented in accordance with Topic 842, while prior periods have not been restated and are reported in accordance with ASC Topic 840, Leases (“Topic 840”). On transition, Encana elected certain practical expedients permitted under Topic 842 which include:

•	No reassessment of the classification of leases previously assessed under Topic 840, whether expired or existing contracts contain leases, or initial direct costs of existing leases; and
•	Application of Topic 842 prospectively to all new or modified land easements after January 1, 2019.

Encana also elected the short-term lease exemption, which does not require a right-of-use (“ROU”) asset or lease liability to be recognized on the Consolidated Balance Sheet when the lease term is 12 months or less. The policy and disclosures required under Topic 842 are included in Note 11, Leases.

In accordance with Topic 842, Encana recognized a ROU asset and corresponding lease liability for all operating leases on the Consolidated Balance Sheet, other than leases with lease terms of 12 months or less. Prior to the adoption of Topic 842, operating leases were not recognized on the Consolidated Balance Sheet. There was no impact to finance leases on transition to Topic 842. The impact from recognizing operating leases on Encana’s Condensed Consolidated Balance Sheet is as follows:

				Restated
	Reported as at	Impact of		Balances as at
(US$ millions)	December 31, 2018	Adoption		January 1, 2019

Property, Plant and Equipment, at cost:
Oil and natural gas properties, based on full cost accounting
Proved properties	$41,241	$-		$41,241
Unproved properties	3,730	-		3,730
Other	2,122	(1,261)		861
Property, plant and equipment	47,093	(1,261)		45,832
Less: accumulated depreciation, depletion and amortization	(38,121)	128		(37,993)
Property, plant and equipment, net	8,972	(1,133)	(1)	7,839
Other Assets	147	1,015	(1), (2)	1,162
Deferred Income Taxes	835	(28)		807
Total Assets	15,344	(146)		15,198

Current Liabilities
Accounts payable and accrued liabilities	1,490	(12)	(1)	1,478
Current portion of operating lease liabilities	-	67	(2)	67
Income tax payable	1	-		1
Risk management	25	-		25
Current portion of long-term debt	500	-		500
	2,016	55		2,071

Operating Lease Liabilities	-	948	(2)	948
Other Liabilities and Provisions	1,769	(1,224)	(1)	545
Total Liabilities	7,897	(221)		7,676

Retained Earnings	435	75	(1)	510
Total Shareholders’ Equity	7,447	75		7,522
Total Liabilities and Shareholders’ Equity	$15,344	$(146)		$15,198
(1)

In accordance with Topic 840, Encana accounted for The Bow office building as a failed sales leaseback and at the effective date of January 1, 2019, The Bow office building remained as such. On transition to Topic 842, Encana re-assessed whether a sale would have occurred at the effective date and determined that a sale occurred. As a result, Encana derecognized the asset and financing liability resulting from the failed sale leaseback transaction measured under Topic 840, recognizing the difference as an adjustment to retained earnings in the Condensed Consolidated Balance Sheet. Upon transition to Topic 842, The Bow office building was determined to be an operating lease for which a ROU asset and corresponding liability was recorded at the present value of remaining minimum lease payments.

(2)

ROU assets for operating leases are measured at the amount equal to the lease liability and the unamortized balance of any lease incentives prior to the transition date. The lease liabilities for operating leases are measured at the present value of the remaining minimum lease payments outstanding as at January 1, 2019.

Although Topic 842 does not have a material impact on the Condensed Consolidated Statements of Earnings or Cash Flows, the change in the accounting of The Bow office building results in: i) operating lease expense under Topic 842 reported in administrative expense, whereas for the comparative periods presented under Topic 840, Encana recorded depreciation and interest expense in the Condensed Consolidated Statement of Earnings; and ii) cash outflows presented in cash used in operating activities under Topic 842, whereas for the comparative periods presented under Topic 840, interest and financing cash outflows are presented in cash used in operating activities and cash used in financing activities, respectively, in the Condensed Consolidated Statement of Cash Flows.

On January 1, 2019, Encana adopted ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“U.S. Tax Reform”). While Encana has other post-employment benefit plans which were affected by the U.S. Tax Reform, the impact is not material to the

Company’s Consolidated Financial Statements. As a result, the Company did not take the election provided in the amendment.

New Standards Issued Not Yet Adopted

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

3.	Segmented Information

Encana’s reportable segments are determined based on the Company’s operations and geographic locations as follows:

•	Canadian Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the Canadian cost centre.
•	USA Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the U.S. cost centre.
•	China Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the China cost centre.
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

As of February 14, 2019, Encana’s segmented results reflect the business combination as discussed in Note 8.

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$456	$404	$777	$555	$13	$-
Gains (losses) on risk management, net	20	12	52	(44)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	476	416	829	511	13	-

Operating Expenses
Production, mineral and other taxes	4	4	44	25	-	-
Transportation and processing	212	190	79	27	-	-
Operating	37	29	115	74	4	-
Depreciation, depletion and amortization	92	77	274	185	-	-
Total Operating Expenses	345	300	512	311	4	-
Operating Income (Loss)	$131	$116	$317	$200	$9	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$326	$301	$-	$-	$1,572	$1,260
Gains (losses) on risk management, net	-	-	(427)	68	(355)	36
Sublease revenues	-	-	18	17	18	17
Total Revenues	326	301	(409)	85	1,235	1,313

Operating Expenses
Production, mineral and other taxes	-	-	-	-	48	29
Transportation and processing	47	32	-	-	338	249
Operating	10	4	(1)	4	165	111
Purchased product	298	273	-	-	298	273
Depreciation, depletion and amortization	-	-	11	13	377	275
Accretion of asset retirement obligation	-	-	9	8	9	8
Administrative	-	-	227	31	227	31
Total Operating Expenses	355	309	246	56	1,462	976
Operating Income (Loss)	$(29)	$(8)	$(655)	$29	(227)	337

Other (Income) Expenses
Interest					87	92
Foreign exchange (gain) loss, net					(37)	91
(Gain) loss on divestitures, net					1	(3)
Other (gains) losses, net					28	(3)
Total Other (Income) Expenses					79	177
Net Earnings (Loss) Before Income Tax					(306)	160
Income tax expense (recovery)					(61)	9
Net Earnings (Loss)					$(245)	$151

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2019	2018	2019	2018	2019	2018

Revenues	$1,236	$1,331	$(910)	$(1,030)	$326	$301

Operating Expenses
Transportation and processing	139	106	(92)	(74)	47	32
Operating	10	4	-	-	10	4
Purchased product	1,116	1,229	(818)	(956)	298	273
Operating Income (Loss)	$(29)	$(8)	$-	$-	$(29)	$(8)

Capital Expenditures

	Three Months Ended
	March 31,
	2019	2018

Canadian Operations	$157	$168
USA Operations	577	338
Corporate & Other	2	2
	$736	$508

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018

Canadian Operations	$654	$640	$1,085	$999	$2,012	$1,852
USA Operations	1,926	1,913	13,681	6,591	16,487	9,104
China Operations (1)	-	-	-	-	70	-
Market Optimization	-	-	1	1	211	295
Corporate & Other	-	-	243	1,381	2,904	4,093
	$2,580	$2,553	$15,010	$8,972	$21,684	$15,344
(1)	China Operations total assets includes $55 million in restricted cash, which has been segregated from general operating cash to fund future reclamation costs.

4.	Revenues from Contracts with Customers

The table below summarizes the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues (For the three months ended March 31)

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$1	$3	$609	$473	$13	$-
NGLs	204	180	97	52	-	-
Natural gas	255	221	76	32	-	-
Service revenues
Gathering and processing	-	2	1	-	-	-
Product and Service Revenues	460	406	783	557	13	-

Other Revenues
Gains (losses) on risk management, net (2)	20	12	52	(44)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	20	12	52	(44)	-	-
Total Revenues	$480	$418	$835	$513	$13	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$60	$22	$-	$-	$683	$498
NGLs	3	2	-	-	304	234
Natural gas	253	273	-	-	584	526
Service revenues
Gathering and processing	-	-	-	-	1	2
Product and Service Revenues	316	297	-	-	1,572	1,260

Other Revenues
Gains (losses) on risk management, net (2)	-	-	(427)	68	(355)	36
Sublease revenues	-	-	18	17	18	17
Other Revenues	-	-	(409)	85	(337)	53
Total Revenues	$316	$297	$(409)	$85	$1,235	$1,313

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate & Other includes unrealized gains (losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at March 31, 2019, receivables and accrued revenues from contracts with customers were $986 million ($662 million as at December 31, 2018).

Encana’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2019.

As at March 31, 2019, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Encana receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Encana does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months.

5.	Interest

	Three Months Ended
	March 31,
	2019	2018

Interest Expense on:
Debt	$82	$66
The Bow office building (See Note 2)	-	16
Finance leases (See Note 11)	3	5
Other	2	5
	$87	$92

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease with lease costs recognized in administrative expense. Previously, payments related to The Bow were recognized as interest expense and principal repayments. See Notes 2 and 11 for further information.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2019	2018

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(93)	$122
Translation of U.S. dollar risk management contracts issued from Canada	(11)	9
Translation of intercompany notes	79	19
	(25)	150
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	(1)	-
U.S. dollar risk management contracts issued from Canada	-	(7)
Intercompany notes	(12)	(50)
Other Monetary Revaluations	1	(2)
	$(37)	$91

7.	Income Taxes

	Three Months Ended
	March 31,
	2019	2018

Current Tax
Canada	$-	$-
United States	1	1
Other Countries	-	2
Total Current Tax Expense (Recovery)	1	3

Deferred Tax
Canada	(38)	(3)
United States	(24)	4
Other Countries	-	5
Total Deferred Tax Expense (Recovery)	(62)	6
Income Tax Expense (Recovery)	$(61)	$9
Effective Tax Rate	19.9%	5.6%

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding.

During the three months ended March 31, 2019, the deferred tax recovery was primarily due to a net loss before income tax in the period.

The effective tax rates of 19.9 percent and 5.6 percent for the three months ended March 31, 2019 and March 31, 2018, respectively, are lower than the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, Encana completed the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”), pursuant to its Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. Encana issued approximately 543.4 million common shares representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remained outstanding. Transaction costs of approximately $31 million were included in other (gains) losses, net.

Newfield’s operations focused on the exploration and development of oil and gas properties located in the Anadarko and Arkoma Basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah, as well as offshore oil assets located in China. The assets acquired generated revenues of $306 million and a net loss of $38 million for the period from February 14, 2019 to March 31, 2019. The results of Newfield’s operations have been included in Encana’s consolidated financial statements as of February 14, 2019.

Purchase Price Allocation

The transaction was accounted for under the acquisition method, which requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date, with any excess of the purchase price over the estimated fair value of identified net assets acquired recorded as goodwill. The purchase price allocation represents the consideration paid and the fair values of the assets acquired, and liabilities assumed as of the acquisition date. The purchase price allocation is subject to change based on information that may not yet be available, including, the valuation of any pre-acquisition contingencies, final appraisals and tax returns that provide the underlying tax basis of the net assets and liabilities acquired and uncertain tax positions. The Company expects the purchase price allocation to be completed within 12 months following the acquisition date, during which time the value of the net assets and liabilities acquired may be revised as appropriate.

Preliminary Purchase Price Allocation

Consideration:
Fair value of Encana's common shares issued (1)	$3,478
Fair value of Newfield liability awards paid in cash (2)	5
Total Consideration	$3,483

Assets Acquired:
Cash and cash equivalents	$46
Accounts receivable and accrued revenues	486
Other current assets	50
Proved properties	5,903
Unproved properties	838
Other property, plant and equipment	22
Restricted cash	53
Other assets	105
Goodwill	13

Liabilities Assumed:
Accounts payable and accrued liabilities	(776)
Long-term debt	(2,603)
Operating lease liabilities	(76)
Other long-term liabilities	(68)
Asset retirement obligation	(184)
Deferred income taxes	(326)
Total Purchase Price	$3,483

(1)	The fair value was based on the NYSE closing price of the Encana common shares of $6.40 on February 13, 2019.
(2)

The fair value was based on a price of $6.50 per notional unit which was determined using a volume weighted average of the trading price of Encana common shares on the NYSE on each of the five consecutive trading days ending on the trading day that was three trading days prior to February 13, 2019.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenues, restricted cash and other current assets, and accounts payable and accrued liabilities approximate their fair values due their nature and/or the short-term maturity of the instruments. The fair values of long-term debt, ROU assets and operating lease liabilities were categorized within Level 2 of the fair value hierarchy and were determined using quoted prices and rates from an available pricing source. The fair values of the proved and unproved properties, other property, plant and equipment, other assets, other liabilities and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates for abandonment and reclamation.

Goodwill arose from the Newfield acquisition primarily from the requirement to recognize deferred taxes on the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. Goodwill is not amortized and is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of Encana with Newfield and has been prepared as though the acquisition had occurred on January 1, 2018. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the business combination had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of Encana’s results of operations for any future period.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $69 million and severance payments made to employees which totaled approximately $113 million for the three months ended March 31, 2019. The pro forma financial information does not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred to integrate the assets.

For the three months ended March 31 (US$ millions, except per share amounts)	2019	2018

Revenues	$1,515	$1,782
Net Earnings (Loss)	$(117)	$191

Net Earnings (Loss) per Common Share
Basic & Diluted	$(0.10)	$0.13

9.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2019	2018

Acquisitions
Canadian Operations	$-	$2
USA Operations	22	-
Total Acquisitions	22	2

Divestitures
Canadian Operations	1	(13)
USA Operations	(3)	(6)
Total Divestitures	(2)	(19)
Net Acquisitions & (Divestitures)	$20	$(17)

Acquisitions

For the three months ended March 31, 2019, acquisitions in the USA Operations were $22 million (2018 - nil), which primarily included seismic purchases.

Divestitures

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools.

10.	Property, Plant and Equipment, Net

	As at March 31, 2019			As at December 31, 2018
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,452	$(13,629)	$823	$13,996	$(13,261)	$735
Unproved properties	234	-	234	237	-	237
Other	28	-	28	27	-	27
	14,714	(13,629)	1,085	14,260	(13,261)	999

USA Operations
Proved properties	33,812	(24,319)	9,493	27,189	(24,099)	3,090
Unproved properties	4,160	-	4,160	3,493	-	3,493
Other	28	-	28	8	-	8
	38,000	(24,319)	13,681	30,690	(24,099)	6,591

Market Optimization	7	(6)	1	7	(6)	1
Corporate & Other	891	(648)	243	2,136	(755)	1,381
	$53,612	$(38,602)	$15,010	$47,093	$(38,121)	$8,972

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $79 million, which have been capitalized during the three months ended March 31, 2019 (2018 - $39 million). Included in Corporate and Other are $57 million ($56 million as at December 31, 2018) of international property costs, which have been fully impaired.

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at March 31, 2019, the total carrying value of assets under finance lease was $41 million ($41 million as at December 31, 2018), net of accumulated amortization of $661 million ($650 million as at December 31, 2018). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

Other Arrangement

As at December 31, 2018, Corporate and Other property, plant and equipment and total assets included a carrying value of $1,133 million related to The Bow office building. Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease as discussed in Note 2. As at March 31, 2019, other assets included a ROU asset of $902 million related to The Bow office building.

11.	Leases

Leases entered into for the use of an asset are classified as either operating or finance, which is determined at contract inception. Upon commencement of the lease, a ROU asset and corresponding lease liability are recognized on the Condensed Consolidated Balance Sheet for all operating and finance leases. Encana has elected the short-term lease exemption, which does not require a ROU asset or lease liability to be recognized on the Condensed Consolidated Balance Sheet when the lease term is 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Upon commencement of the lease, ROU assets are measured at the initial measurement of the lease liability adjusted for any lease payments made before commencement date of the lease, less any lease incentives received and including any initial direct costs incurred. Lease liabilities are initially measured at the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value is the rate implicit in the lease unless that rate cannot be determined, in which case Encana’s incremental borrowing rate is used.

Operating lease ROU assets and liabilities are subsequently measured at the present value of the lease payments not yet paid and discounted at the initial discount rate at commencement of the lease, less any impairments to the ROU asset. Operating lease expense and revenue from subleases are recognized in the Condensed Consolidated Statement of Earnings on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the estimated useful life of the asset if the lessee is reasonably certain to exercise a purchase option or ownership of the leased asset transfers at the end of the lease term, otherwise the leased assets are amortized over the lease term. Amortization of finance lease ROU assets is included in depreciation, depletion and amortization in the Condensed Consolidated Statement of Earnings.

Operating leases include drilling rigs, compressors, supply vessels, camps, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas. Finance leases include an office building and an offshore production platform. Subleases relate to office and building leases.

Encana’s lease contracts include rights to extend leases after the initial term, ranging from month-to-month to less than 10 years. Rights to extend or terminate a lease are included in the lease term when there is reasonable certainty the right will be exercised. Factors used to assess reasonable certainty of rights to extend or terminate a lease include current and forecasted drillings plans, anticipated changes in development strategies, historical practice in extending similar contracts and current market conditions.

Variable lease payments include changes in index rates, mobilization and demobilization costs related to oil and gas equipment, and certain reimbursable costs associated with office and building leases. Variable lease payments are recognized when incurred.

The table below summarizes Encana’s operating and finance lease costs as at and for the three months ended March 31, 2019, which include ROU assets and lease liabilities, amounts recognized in net earnings during the period and other lease information.

Condensed Consolidated Balance Sheet:
Operating Lease ROU Assets	$1,087
Finance Lease ROU Assets	41
Operating Lease Liabilities (Current and Long-Term)	1,089
Finance Lease Liabilities (Current and Long-Term)	274

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	44

Finance Lease Costs:
Amortization of ROU assets	1
Interest on lease liabilities	3
Total Finance Lease Costs	4

Short-Term Lease Costs	72
Variable Lease Costs	3

Sublease Income:
Operating lease income	13
Variable lease income	3

Other Information:
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	48
Investing cash outflows from operating leases	66
Operating cash outflows from finance leases	3
Financing cash outflows from finance leases	20

Supplemental Non-Cash Information Related to New ROU Assets	1

Weighted Average Discount Rate
Operating leases	5.40%
Finance leases	5.96%
Weighted Average Remaining Lease Term
Operating leases	16.5 years
Finance leases	3.8 years
(1)	Lease cost includes amounts capitalized into property, plant and equipment on the Condensed Consolidated Balance Sheet and lease expense recognized in the Condensed Consolidated Statement of Earnings.

Operating lease expense is reflected in the Condensed Consolidated Statement of Earnings as follows:

Three Months Ended
March 31, 2019

Operating Lease Expense
Transportation and processing	$1
Operating	21
Administrative (1)	28
Total Operating Lease Expense	$50
(1)	Includes $23 million in operating lease expense related to The Bow office building.

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at March 31, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Operating Leases
Expected Future Lease Payments	$114	$127	$109	$96	$84	$1,154	$1,684
Less: Discounting							595
Present Value of Future Operating Lease Payments							$1,089
Sublease Income (undiscounted)	$(30)	$(41)	$(42)	$(37)	$(37)	$(561)	$(748)

Finance Leases
Expected Future Lease Payments	$75	$99	$87	$8	$8	$30	$307
Less: Discounting							33
Present Value of Future Finance Lease Payments							$274
Sublease Income (undiscounted) (1)	$(6)	$(8)	$(8)	$(8)	$(7)	$(24)	$(61)
(1)	Classified as operating lease.

Refer to Notes 14 and 25 under Item 8 of Encana’s 2018 Annual Report on Form 10-K for comparative period disclosure of future lease payments and sublease income related to capital and operating leases and The Bow office building. Operating leases in the table above includes The Bow office building which was determined to be an operating lease on transition to Topic 842 as disclosed in Note 2. Under Topic 840, The Bow was accounted for as a financing transaction under a failed sales-leaseback.

12.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2019	2018

U.S. Dollar Denominated Debt
U.S. Unsecured Notes:
6.50% due May 15, 2019	$500	$500
3.90% due November 15, 2021	600	600
5.75% due January 30, 2022 (See Note 8)	750	-
5.625% due July 1, 2024 (See Note 8)	1,000	-
5.375% due January 1, 2026 (See Note 8)	700	-
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	6,661	4,211

Increase in Value of Debt Acquired	172	22
Unamortized Debt Discounts and Issuance Costs	(34)	(35)
Total Long-Term Debt	$6,799	$4,198

Current Portion	$500	$500
Long-Term Portion	6,299	3,698
	$6,799	$4,198

As at March 31, 2019, total long-term debt had a carrying value of $6,799 million and a fair value of $7,461 million (as at December 31, 2018 - carrying value of $4,198 million and a fair value of $4,511 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2019	2018

The Bow Office Building	$-	$1,224
Finance Lease Obligations (See Note 11)	189	211
Unrecognized Tax Benefits	171	167
Pensions and Other Post-Employment Benefits	132	105
Long-Term Incentive Costs (See Note 19)	26	34
Other Derivative Contracts (See Notes 21, 22)	8	10
Other	63	18
	$589	$1,769

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease. See Notes 2 and 11 for further information.

14.	Asset Retirement Obligation

	As at	As at
	March 31,	December 31,
	2019	2018

Asset Retirement Obligation, Beginning of Year	$455	$514
Liabilities Incurred	3	17
Liabilities Acquired (See Note 8)	184	-
Liabilities Settled and Divested	(11)	(56)
Change in Estimated Future Cash Outflows	-	(20)
Accretion Expense	9	32
Foreign Currency Translation	7	(32)
Asset Retirement Obligation, End of Period	$647	$455

Current Portion	$134	$90
Long-Term Portion	513	365
	$647	$455

15.	Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at March 31, 2019		As at December 31, 2018
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	952.5	$4,656	973.1	$4,757
Common Shares Purchased	(55.9)	(307)	(20.7)	(102)
Common Shares Issued	543.4	3,478	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	1,440.0	$7,827	952.5	$4,656

On February 13, 2019, Encana completed the acquisition of all the issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares to Newfield shareholders, representing an exchange ratio of 2.6719 Encana common shares for each share of Newfield common stock held. See Note 8 for further information on the business combination.

Normal Course Issuer Bid

On February 27, 2019, the Company announced that the TSX accepted the Company’s notice of intention to purchase, for cancellation, up to approximately 149.4 million Encana common shares pursuant to a NCIB over a 12-month period from March 4, 2019 to March 3, 2020.

All purchases are made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings/accumulated deficit.

For the three months ended March 31, 2019, the Company purchased approximately 55.9 million common shares for total consideration of approximately $400 million. Of the amount paid, $307 million was charged to share capital and $93 million was charged to retained earnings.

For the three months ended March 31, 2018, the Company purchased 10 million common shares under the previous NCIB which was in place from February 28, 2018 to February 27, 2019 for total consideration of approximately $111 million. Of the amount paid, $50 million was charged to share capital and $61 million was charged to accumulated deficit.

For the twelve months ended December 31, 2018, the Company purchased approximately 20.7 million common shares under the previous NCIB which was in place from February 28, 2018 to February 27, 2019 for total consideration of approximately $250 million. Of the amount paid, $102 million was charged to share capital and $148 million was charged to retained earnings.

Dividend Reinvestment Plan

On February 28, 2019, Encana suspended its dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2018, Encana issued 69,329 common shares totaling $0.6 million under the DRIP.

Dividends

During the three months ended March 31, 2019, Encana declared and paid dividends of $0.01875 per common share totaling $28 million (2018 - $0.015 per common share totaling $15 million). For the three months ended March 31, 2018, the dividends paid included $0.3 million in common shares issued in lieu of cash dividends under the DRIP.

On April 29, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on June 28, 2019 to common shareholders of record as of June 14, 2019.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2019	2018

Net Earnings (Loss)	$(245)	$151

Number of Common Shares:
Weighted average common shares outstanding - Basic	1,221.3	971.5
Effect of dilutive securities	-	-
Weighted Average Common Shares Outstanding - Diluted	1,221.3	971.5

Net Earnings (Loss) per Common Share
Basic & Diluted	$(0.20)	$0.16

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at March 31, 2019 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price.

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

Encana Restricted Share Units (“RSUs”)

Encana has a share-based compensation plan whereby eligible employees and Directors are granted RSUs. An RSU is a conditional grant to receive the equivalent of an Encana common share upon vesting of the RSUs and in accordance with the terms and conditions of the compensation plan and grant agreements. The Company currently settles vested RSUs in cash. As a result, RSUs are not considered potentially dilutive securities.

16.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2019	2018

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$976	$1,029
Change in Foreign Currency Translation Adjustment	34	24
Balance, End of Period	$1,010	$1,053

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$22	$13
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 20)	(1)	(1)
Income Taxes	-	-
Balance, End of Period	$21	$12
Total Accumulated Other Comprehensive Income	$1,031	$1,065

17.	Variable Interest Entities

Production Field Centre

In 2008, Encana entered into a contract for the design, construction and operation of an offshore Production Field Centre (“PFC”) at its Deep Panuke facility. Upon commencement of operations in December 2013, Encana recognized the PFC as a finance lease asset. Under the lease contract, Encana has a purchase option and the option to extend the lease for 12 one-year terms at fixed prices after the initial lease term expires in 2021.

As a result of the purchase option and fixed price renewal options, Encana determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.  Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at March 31, 2019, Encana had a finance lease obligation of $221 million ($240 million as at December 31, 2018) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2019, VMLP provides approximately 1,146 MMcf/d of natural gas gathering and compression and 879 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 12 to 26 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,345 million as at March 31, 2019. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2019, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s strategy. During the three months ended March 31, 2019, the Company incurred total restructuring charges of $113 million, before tax, primarily related to severance costs. As at March 31, 2019, $64 million remains accrued and is expected to be paid during the remainder of 2019.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended
	March 31,
	2019	2018

Employee Severance and Benefits	$112	$-
Outplacement, Moving and Other Expenses	1	-
Restructuring Expenses	$113	$-

	As at March 31, 2019	As at December 31, 2018

Outstanding Restructuring Accrual, Beginning of Year	$-	$-
Restructuring Expenses Incurred	113	-
Restructuring Costs Paid	(49)	-
Outstanding Restructuring Accrual, End of Period (1)	$64	$-

(1) Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at March 31, 2019		As at March 31, 2018
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.49%	1.49%	1.79%	1.79%
Dividend Yield	1.04%	1.03%	0.55%	0.54%
Expected Volatility Rate (1)	43.95%	41.92%	58.46%	54.78%
Expected Term	3.0 yrs	2.6 yrs	2.0 yrs	2.1 yrs
Market Share Price	US$7.24	C$9.68	US$11.00	C$14.17
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended March 31,
	2019	2018

Total Compensation Costs of Transactions Classified as Cash-Settled	$64	$(27)
Less: Total Share-Based Compensation Costs Capitalized	(18)	9
Total Share-Based Compensation Expense (Recovery)	$46	$(18)

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$14	$(6)
Administrative	32	(12)
	$46	$(18)

As at March 31, 2019, the liability for share-based payment transactions totaled $83 million ($165 million as at December 31, 2018), of which $57 million ($131 million as at December 31, 2018) is recognized in accounts payable and accrued liabilities and $26 million ($34 million as at December 31, 2018) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at March 31, 2019	As at December 31, 2018

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$54	$148
Vested	29	17
	$83	$165

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Three Months Ended March 31, 2019 (thousands of units)

TSARs	919
SARs	1,537
PSUs	7,572
DSUs	68
RSUs	10,710

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Net Defined Periodic Benefit Cost	$-	$-	$6	$2	$6	$2
Defined Contribution Plan Expense	6	6	-	-	6	6
Total Benefit Plans Expense	$6	$6	$6	$2	$12	$8

Of the total benefit plans expense, $6 million (2018 - $6 million) was included in operating expense and $2 million (2018 - $2 million) was included in administrative expense. Excluding service costs, net defined periodic benefit costs of $4 million (2018 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Service Cost	$-	$-	$2	$2	$2	$2
Interest Cost	2	2	1	1	3	3
Expected Return on Plan Assets	(2)	(2)	-	-	(2)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(1)	(1)	(1)
Curtailment	-	-	4	-	4	-
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$6	$2	$6	$2

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

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

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$239	$21	$260	$(73)	$187
Long-term assets	-	130	-	130	(14)	116

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$95	$-	$95	$(73)	$22
Long-term liabilities	-	33	2	35	(14)	21

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4
Long-term in other liabilities and provisions	-	8	-	8	-	8
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

As at December 31, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$492	$139	$631	$(77)	$554
Long-term assets	-	177	-	177	(16)	161

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$81	$-	$81	$(77)	$4
Long-term liabilities	-	38	-	38	(16)	22
Foreign Currency Derivatives:
Current liabilities	-	21	-	21	-	21

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4
Long-term in other liabilities and provisions	-	10	-	10	-	10

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at March 31, 2019, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2020. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the three months ended March 31 is presented below:

	Risk Management
	2019	2018

Balance, Beginning of Year	$139	$(51)
Total Gains (Losses)	(100)	(28)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(20)	17
Transfers Out of Level 3 (1)	-	-
Balance, End of Period	$19	$(62)
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$(80)	$(24)

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2019	As at December 31, 2018
Risk Management - WTI Options	Option Model	Implied Volatility	16% - 52%	29% - 73%

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $5 million ($6 million as at December 31, 2018) increase or decrease to net risk management assets and liabilities.

22.	Financial Instruments and Risk Management

A)  Financial Instruments

Encana’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, restricted cash, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2019, Encana has entered into $750 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019.

Risk Management Positions as at March 31, 2019

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	35.0 Mbbls/d	2019	60.31	$-
Propane Fixed Price	7.8 Mbbls/d	2019	35.72	17
Butane Fixed Price	6.5 Mbbls/d	2019	40.54	14
Ethane Fixed Price	5.3 Mbbls/d	2019	17.23	10

WTI Three-Way Options
Sold call / bought put / sold put	60.8 Mbbls/d	2019	68.74 / 58.96 / 48.15	24
Sold call / bought put / sold put	18.0 Mbbls/d	2020	65.77 / 55.00 / 45.00	(4)

WTI Costless Collars
Sold call / bought put	10.0 Mbbls/d	2019	64.37 / 55.00	(1)

Basis Contracts (1)		2019		(24)
		2020		(18)

Crude Oil and NGLs Fair Value Position				18

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	892 MMcf/d	2019	2.75	(8)
NYMEX Fixed Price	220 MMcf/d	2020	2.76	1

NYMEX Costless Collars
Sold call / bought put	66 MMcf/d	2019	3.06 / 2.91	2

NYMEX Call Options
Sold call price	230 MMcf/d	2019	3.75	(1)
Bought call price	230 MMcf/d	2019	3.75	(2)
Sold call price	230 MMcf/d	2020	3.25	-

Basis Contracts (2)		2019		129
		2020		105
		2021		8
		2022 - 2023		13

Natural Gas Fair Value Position				247

Net Premiums Received on Unexpired Options				(5)

Other Derivative Contracts
Fair Value Position				(12)

Foreign Currency Contracts
Fair Value Position (3)		2019		-
Total Fair Value Position and Net Premiums Received				$248

(1)	Encana has entered into Midland, Magellan East Houston and Brent differential swaps to WTI.
(2)	Encana has entered into swaps to protect against weakening AECO, Dawn, Chicago, Malin and Waha basis to NYMEX.
(3)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2019	2018

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$72	$(32)
Foreign Currency Derivatives:
Foreign exchange	-	7
	$72	$(25)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(427)	$68
Foreign Currency Derivatives:
Foreign exchange	20	(18)
	$(407)	$50

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(355)	$36
Foreign Currency Derivatives:
Foreign exchange	20	(11)
	$(335)	$25

(1)	Includes a realized gain of $2 million (2018 - gain of $1 million) related to other derivative contracts.
(2)	Includes an unrealized gain (loss) of nil (2018 - nil) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2019		2018
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$654
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(335)	$(335)	$25
Settlement of Other Derivative Contracts	2
Amortization of Option Premiums During the Period	(1)
Fair Value of Contracts Realized During the Period	(72)	(72)	25
Fair Value of Contracts and Net Premiums Received, End of Period	$248	$(407)	$50

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2019	2018

Risk Management Assets
Current	$187	$554
Long-term	116	161
	303	715

Risk Management Liabilities
Current	22	25
Long-term	21	22
	43	47

Other Derivative Contracts
Current in accounts payable and accrued liabilities	4	4
Long-term in other liabilities and provisions	8	10
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$248	$654

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at March 31, 2019, the Company had no significant credit derivatives in place and held no collateral.

As at March 31, 2019, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2019, approximately 90 percent (97 percent as at December 31, 2018) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at March 31, 2019, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 50 percent and 13 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2018, Encana had four counterparties whose net settlement position accounted for 30 percent, 13 percent, 12 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from two to five years with a fair value recognized of $12 million as at March 31, 2019 ($14 million as at December 31, 2018). The maximum potential amount of undiscounted future payments is $203 million as at March 31, 2019, and is considered unlikely.

23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2019	2018

Operating Activities
Accounts receivable and accrued revenues	$174	$(2)
Accounts payable and accrued liabilities	(88)	(7)
Current portion of operating lease liabilities	67	-
Income tax receivable and payable	(35)	1
	$118	$(8)

B)	Non-Cash Activities

	Three Months Ended
	March 31,
	2019	2018

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$3	$5
Property, plant and equipment accruals	82	9
Capitalized long-term incentives	(29)	(36)
Property additions/dispositions (swaps)	2	49
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$(3,478)	$-
Common shares issued under dividend reinvestment plan (See Note 15)	-	-

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2019:

	Expected Future Payments
(undiscounted)	2019	2020	2021	2022	2023	Thereafter	Total

Transportation and Processing	$588	$727	$614	$585	$480	$2,362	$5,356
Drilling and Field Services	111	25	7	-	-	-	143
Building Leases	12	13	14	8	6	15	68
Total	$711	$765	$635	$593	$486	$2,377	$5,567

Associated with the adoption of Topic 842, all operating leases were recognized on the Condensed Consolidated Balance Sheet. Accordingly, operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases. See Notes 2 and 11 for additional disclosures on leases.

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

In conjunction with the acquisition of Newfield as described in Note 8, various legal claims and actions arising in the normal course of Newfield’s operations were assumed by Encana. On March 29, 2019, Newfield and its wholly-owned subsidiary entered into an Agreement and Mutual Release with Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, “Sapura”) to settle arbitration claims arising from Sapura’s purchase of Newfield’s Malaysian business in February 2014. Under the Agreement and Mutual Release, Newfield and its wholly-owned subsidiary agreed to pay Sapura $22.5 million. The settlement amount including legal fees has been included in the purchase price allocation as part of the current liabilities assumed by Encana at the acquisition date. Although the outcome of any remaining legal claims and actions assumed by Encana following the acquisition of Newfield cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Encana’s financial position, cash flows or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2019 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2018, which are included in Items 8 and 7, respectively, of the 2018 Annual Report on Form 10-K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Encana is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Encana is committed to growing long-term shareholder value through a disciplined focus on generating profitable growth. The Company is pursuing the key business objectives of preserving balance sheet strength, exercising a disciplined capital allocation strategy by investing in a limited number of core assets, maximizing profitability through operational and capital efficiencies, returning capital to shareholders through sustainable dividends and share buybacks, and investing in high margin liquids plays to drive cash flow.

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a unified team. Encana rapidly deploys successful ideas and practices across its assets, becoming more efficient as innovative and sustainable technical improvements are implemented.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2019, Encana is focusing on quality cash flow growth from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at March 31, 2019, these comprised Permian and Anadarko in the U.S., and Montney in Canada. These top tier assets form a multi-basin portfolio of oil, NGL and natural gas producing plays enabling flexible and efficient investment of capital into high margin liquids plays that support sustainable cash flow generation. The Company’s other upstream assets, including Duvernay, Eagle Ford, Williston and Uinta, continue to deliver a steady cash flow stream for the Company.

For additional information on Encana’s strategy, its reporting segments and the plays in which the Company operates as at December 31, 2018, refer to Items 1 and 2 of the 2018 Annual Report on Form 10-K. On February 13, 2019, Encana completed the acquisition of Newfield; as such, the post-acquisition results of operations of Newfield are included in the Company’s interim consolidated results beginning February 14, 2019. As a result of the Newfield business combination, the China Operations acquired forms a new reporting segment, which has been included in the Results of Operations section of this MD&A. For additional information on the business combination and segmented results, refer to Notes 8 and 3, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. For additional information on the reserves volumes acquired with the Newfield acquisition, refer to Exhibit 99.4 in the Company’s Current Report on Form 8-K filed on February 28, 2019 regarding Supplemental Pro Forma Oil, Natural Gas Liquids and Natural Gas Reserves Information as of December 31, 2018.

In evaluating its operations and assessing its leverage, the Company reviews performance-based measures such as Non‑GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs and debt-based metrics such as Debt to Adjusted Capitalization and Net Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Further information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first quarter of 2019, Encana focused on executing its 2019 capital plan, generating cash from operating activities and returning capital to shareholders through dividends and share buybacks. In conjunction with the completion of the Newfield acquisition in February, the Company was also focused on integrating the businesses and is confident it will achieve the synergies previously announced from the strategic combination. Higher upstream product revenues in the first quarter of 2019 compared to 2018 resulted from higher production volumes, partially offset by lower average realized liquids prices. Total production volumes increased by 44 percent compared to 2018 primarily due to the Newfield acquisition and successful drilling programs. The increase was partially offset by lower average realized liquids prices of 18 percent, primarily due to lower NGL and oil benchmark prices. Encana is also focused on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•

Completed the acquisition of all issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares on February 13, 2019. Newfield’s operations are focused on the development of oil-rich properties primarily located in the Anadarko Basin in Oklahoma. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remain outstanding.

•

Received approval from the TSX to purchase up to approximately 149.4 million common shares, for cancellation, pursuant to a NCIB over a 12-month period commencing March 4, 2019 and ending March 3, 2020.

Financial Results

•

Reported a net loss of $245 million, including a net loss on risk management in revenues of $355 million, before tax, restructuring charges of $113 million, before tax, and acquisition costs of $31 million, before tax.

•	Generated cash from operating activities of $529 million, Non-GAAP Cash Flow of $422 million and Non‑GAAP Cash Flow Margin of $10.02 per BOE.
•	Held cash and cash equivalents of $479 million and had available credit facilities of $4.0 billion for total liquidity of $4.5 billion at March 31, 2019.
•

Returned capital to shareholders through the purchase, for cancellation, of approximately 55.9 million common shares for total consideration of approximately $400 million and paid dividends of $0.01875 per common share totaling $28 million.

Capital Investment

•	Commenced the Company’s 2019 capital plan with expenditures totaling $736 million of which $544 million, or 74 percent, was directed to Permian, Anadarko and Montney.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average oil and NGL volumes of 231.4 Mbbls/d which accounted for 49 percent of total production volumes. Average oil and plant condensate production volumes of 170.7 Mbbls/d were 74 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,421 MMcf/d which accounted for 51 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to other downstream markets to optimize realized commodity prices and revenues through a combination of derivative financial instruments and transportation contracts.
•

Continued to benefit from secured pipeline transportation capacity to the Dawn and Houston markets to protect against AECO and Midland differentials to NYMEX and WTI, respectively; maintained access to local markets through existing transportation contracts.

•

Incurred Total Costs of $13.44 per BOE in the first quarter of 2019, a decrease of $0.06 per BOE compared to the first quarter of 2018. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. Significant items in the first quarter of 2019 which impact Total Costs include:

o

Lower upstream transportation and processing expense of $0.52 per BOE in the first quarter of 2019 compared to 2018 primarily due to the lower than average per BOE transportation and processing costs associated with the volumes from the Newfield acquisition;

o

Higher administrative expense per BOE, excluding long-term incentive costs and restructuring costs in the first quarter of 2019 compared to 2018 of $0.43 per BOE primarily due to the change in accounting treatment for The Bow office building and the Newfield integration.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.

2019 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2019 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. At a meeting in December 2018, OPEC and certain non-OPEC countries agreed to reduce crude oil production, beginning in January 2019 for an initial period of six months, seeking to balance the global oil market in response to changing fundamentals. Risks to the global economy, including trade disputes, U.S. sanctions policy, U.S. production growth, and potential oil supply outages in major producing countries resulting from geopolitical instability, could further contribute to price volatility in 2019. OPEC and certain non-OPEC countries are scheduled to meet again in June 2019 to review production levels which could potentially result in other supply adjustments and contribute to price fluctuations.

Natural gas prices in 2019 will be affected by the timing of supply and demand growth and the effects of seasonal weather. Natural gas prices in western Canada have seen significant negative price pressure as strong supply continues to surpass regional demand and stress effective pipeline capacity. Despite initial price strength related to lower than normal storage and colder than normal temperatures coming into 2019, potential for improvement in longer-term U.S. natural gas prices remains limited, primarily due to continued production increases in both the Northeast U.S. and associated gas production in the Permian Basin.

Company Outlook

Encana is positioned to be flexible in the current price environment in order to deliver cash flows and to balance growth with return of capital to shareholders. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at March 31, 2019, the Company has hedged approximately 105.8 Mbbls/d of expected crude oil and condensate production and 958 MMcf/d of expected natural gas production for the remainder of the year. Additional information on Encana’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Markets for crude oil and natural gas are exposed to different price risks. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. Encana proactively utilizes transportation contracts to diversify the Company’s downstream markets, reducing significant exposure to any given market. Through a combination of derivative financial instruments and transportation capacity, Encana has mitigated the majority of its exposure to Midland and AECO pricing in 2019. In addition, Encana continues to seek new markets to yield higher returns.

The Company’s full year 2019 guidance ranges discussed within Capital Investment, Production and Operating Expenses in this Outlook section reflect the Reportable Guidance ranges.

Capital Investment

Encana is on track to meet its full year 2019 capital investment guidance of $2.5 billion to $2.7 billion and expects to fund it from 2019 cash generated from operating activities. During the first quarter of 2019, the Company spent $736 million, of which $279 million was directed to Permian with 27 net wells drilled, $147 million was directed to Anadarko where the Company has drilled 12 net wells since the Newfield acquisition closed on February 13, 2019, and $118 million was directed to Montney with 22 net wells drilled. Capital investment in the Core Assets is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is expected to be allocated to both Cutbank Ridge and Pipestone areas with a focus on maximizing returns from high margin liquids. The remainder of the capital investment, primarily directed to Eagle Ford, Duvernay, Williston and Uinta, is expected to optimize operating free cash flows.

Encana continually strives to improve well performance and lower costs through innovative techniques. Encana's large-scale cube development model utilizes multi-well pads and advanced completion designs to access stacked pay resource to maximize returns and resource recovery from its reservoirs. Encana expects to deploy cube development to the Anadarko Basin assets starting in the second quarter of 2019. The application of cube development is expected to reduce well costs by more than $1 million per well in 2019 compared to Newfield’s 2018 well costs. The impact of Encana’s disciplined capital program and continuous innovation create flexibility and opportunity to grow cash flows and production volumes going forward.

Production

Encana’s shift to a more balanced portfolio has reduced the extent of exposure to market volatility and positioned the Company to generate sustainable future cash flows. During the first quarter of 2019, average liquids production volumes were 231.4 Mbbls/d and average natural gas production volumes were 1,421 MMcf/d. In 2019, the Company expects to continue growing liquids production and expects liquids to exceed 50 percent of total production volumes on an annualized basis. The Company is on track to meet its full year 2019 production volumes guidance ranges for liquids of 290.0 Mbbls/d to 310.0 Mbbls/d and natural gas of 1,500 MMcf/d to 1,600 MMcf/d as a result of the Newfield acquisition and the Company’s capital plans for its Core Assets.

Operating Expenses

For 2019, Encana has guided towards Total Costs in the range of $12.75 per BOE to $13.25 per BOE. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. In the first quarter of 2019, Total Costs of $13.44 per BOE is trending downward and the Company expects to be in the full year 2019 guidance range as integration synergies are realized. Upstream transportation and processing expense was $6.90 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs and restructuring costs, were $3.48 per BOE and $1.92 per BOE, respectively. Encana intends to offset any inflationary pressures with efficiency improvements and effective supply chain management, including favorable price negotiations.

Workforce reductions and operating efficiencies are expected to reduce operating and administrative costs by $150 million, on an annualized basis, compared to the combined costs of Newfield and Encana prior to the acquisition. These synergies surpass the Company’s original estimate by $25 million and exclude expected restructuring costs to be incurred in 2019. To date, restructuring costs of $113 million have been incurred.

Further information on Encana’s 2019 Corporate Guidance can be accessed on the Company’s website in the Corporate Presentation at www.encana.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2019	2018

Product and Service Revenues
Upstream product revenues	$1,245	$957
Market optimization	326	301
Service revenues	1	2
Total Product and Service Revenues	1,572	1,260

Gains (Losses) on Risk Management, Net	(355)	36
Sublease Revenues	18	17
Total Revenues	1,235	1,313

Total Operating Expenses (1)	1,462	976
Operating Income (Loss)	(227)	337
Total Other (Income) Expenses	79	177
Net Earnings (Loss) Before Income Tax	(306)	160
Income Tax Expense (Recovery)	$(61)	$9

Net Earnings (Loss)	$(245)	$151
(1)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

During the first quarter of 2019, Encana completed the acquisition of Newfield on February 13, 2019. The post-acquisition results of operations of Newfield are included in the Company’s interim consolidated results beginning February 14, 2019. As a result of the Newfield business combination, the China Operations acquired forms a new reporting segment. Encana has added Anadarko to its asset portfolio and as at March 31, 2019, the Company’s Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. Core Assets production presentation has been updated to align with the Company’s 2019 Core Assets. Accordingly, Core Assets production for 2018 has been updated and reflects Permian and Montney.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. Canadian Operations realized prices are linked to Edmonton Condensate and AECO, as well as other downstream natural gas benchmarks, including Dawn. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices, as well as other downstream oil benchmarks, including Houston. The other downstream benchmarks reflect the diversification of the Company’s markets. Realized NGL prices are significantly influenced by oil and other benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2019	2018

Oil & NGLs
WTI ($/bbl)	$54.90	$62.87
Houston ($/bbl)	60.82	66.37
Edmonton Condensate (C$/bbl)	67.21	79.72

Natural Gas
NYMEX ($/MMBtu)	$3.15	$3.00
AECO (C$/Mcf)	1.94	1.85
Dawn (C$/MMBtu)	3.85	3.82

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2019	2018	2019	2018

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.3	0.4	$37.31	$55.47
USA Operations	123.2	82.6	54.42	63.33
China Operations	2.3	-	65.62	-
Total	125.8	83.0	54.57	63.29

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	38.7	27.5	49.61	61.10
USA Operations	6.2	2.7	43.62	51.94
Total	44.9	30.2	48.79	60.28

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	16.1	10.4	20.11	30.08
USA Operations	44.6	21.6	17.81	20.53
Total	60.7	32.0	18.41	23.64

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	55.1	38.3	40.95	52.58
USA Operations	174.0	106.9	44.64	54.39
China Operations	2.3	-	65.62	-
Total	231.4	145.2	43.97	53.91

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	1,054	936	2.60	2.48
USA Operations	367	139	2.31	2.52
Total	1,421	1,075	2.53	2.48

Total Production (MBOE/d, $/BOE)
Canadian Operations	230.7	194.3	21.67	22.29
USA Operations	235.2	130.1	36.63	47.39
China Operations	2.3	-	65.62	-
Total	468.2	324.4	29.39	32.35

Production Mix (%)
Oil & Plant Condensate	36	35
NGLs – Other	13	10
Total Oil & NGLs	49	45
Natural Gas	51	55

Production Growth - Year Over Year (%) (3)
Total Oil & NGLs	59
Natural Gas	32
Total Production	44

Core Assets Production (4)
Oil (Mbbls/d)	83.2	54.5
NGLs – Plant Condensate (Mbbls/d)	37.9	22.3
NGLs – Other (Mbbls/d)	51.7	24.3
Total Oil & NGLs (Mbbls/d)	172.8	101.1
Natural Gas (MMcf/d)	1,210	888
Total Production (MBOE/d)	374.4	249.1
% of Total Encana Production	80%	77%
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.
(4)

Core Assets production presentation has been updated to align with the Company’s 2019 Core Assets, which include Permian, Anadarko and Montney. Core Assets production for 2018 has been updated and reflects Permian and Montney.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2018 Upstream Product Revenues	$474	$163	$68	$241	$946
Increase (decrease) due to:
Sales prices	(64)	(41)	(23)	15	(113)
Production volumes	208	76	55	67	406
2019 Upstream Product Revenues	$618	$198	$100	$323	$1,239

(1)

Natural gas revenues for the first quarter of 2019 exclude certain other revenue and royalty adjustments of $6 million (2018 - royalty adjustments of $11 million) with no associated production volumes.

Oil Revenues

Three months ended March 31, 2019 versus March 31, 2018

Oil revenues increased $144 million compared to the first quarter of 2018 primarily due to:

•

Higher average oil production volumes of 42.8 Mbbls/d increased revenues by $208 million. Higher volumes were primarily due to the Newfield acquisition (39.3 Mbbls/d) and successful drilling programs in Permian and Anadarko (5.9 Mbbls/d), partially offset by the sale of the San Juan assets in the fourth quarter of 2018 (2.7 Mbbls/d); and

•

Lower average realized oil prices of $8.72 per bbl, or 14 percent, decreased revenues by $64 million. The decrease reflected a lower WTI benchmark price which was down 13 percent and weakening regional pricing relative to the WTI benchmark price in the USA Operations, partially offset by exposure to other downstream benchmark prices from the diversification of the Company’s markets.

NGL Revenues

Three months ended March 31, 2019 versus March 31, 2018

NGL revenues increased $67 million compared to the first quarter of 2018 primarily due to:

•

Higher average plant condensate production volumes of 14.7 Mbbls/d increased revenues by $76 million. Higher volumes were primarily due to a successful drilling program in Montney (13.1 Mbbls/d) and the Newfield acquisition (2.8 Mbbls/d); and

•

Higher average other NGL production volumes of 28.7 Mbbls/d increased revenues by $55 million. Higher volumes were primarily due to the Newfield acquisition (18.2 Mbbls/d) and successful drilling programs in Montney, Anadarko and Permian (12.7 Mbbls/d); and

•

Lower average realized plant condensate prices of $11.49 per bbl, or 19 percent, decreased revenues by $41 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 16 percent and 13 percent, respectively, as well as fluctuations in regional pricing relative to the Edmonton Condensate and WTI benchmark prices; and

•	Lower average realized other NGL prices of $5.23 per bbl, or 22 percent, decreased revenues by $23 million reflecting lower other NGL benchmark prices.

Natural Gas Revenues

Three months ended March 31, 2019 versus March 31, 2018

Natural gas revenues increased $82 million compared to the first quarter of 2018 primarily due to:

•	Higher production volumes increased revenues by $67 million resulting from:
o	Higher average natural gas production volumes in the USA Operations of 228 MMcf/d increased revenues by $50 million primarily due to the Newfield acquisition (230 MMcf/d); and
o

Higher average natural gas production volumes in the Canadian Operations of 118 MMcf/d increased revenues by $17 million primarily due to successful drilling in Montney (158 MMcf/d), partially offset by lower production in the Canadian Other Upstream Operations primarily due to natural declines (24 MMcf/d), and third-party plant downtime and pipeline restrictions in Montney (15 MMcf/d).

•	Realized natural gas prices increased revenues by $15 million resulting from:
o

Higher average realized natural gas prices in the Canadian Operations of $0.12 per Mcf, or five percent, increased revenues by $21 million primarily due to exposure to other downstream benchmark prices resulting from the diversification of the Company’s markets; and

o

Lower average realized natural gas prices in the USA Operations of $0.21 per Mcf, or eight percent, decreased revenues by $6 million primarily due to weakening regional pricing, partially offset by a higher NYMEX benchmark price which increased by five percent.

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Further information on the Company’s commodity price positions as at March 31, 2019 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of Encana’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$31	$(56)
NGLs - Plant Condensate	12	(21)
NGLs - Other	11	-
Natural Gas	16	44
Other (2)	2	1
Total	72	(32)

Unrealized Gains (Losses) on Risk Management	(427)	68
Total Gains (Losses) on Risk Management, Net	$(355)	$36

	Three months ended March 31,
(Per-unit)	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$2.77	$(7.55)
NGLs - Plant Condensate ($/bbl)	$2.92	$(7.79)
NGLs - Other ($/bbl)	$2.12	$-
Natural Gas ($/Mcf)	$0.13	$0.46
Total ($/BOE)	$1.68	$(1.13)
(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. The Company also purchases and sells third-party volumes under long-term marketing arrangements associated with the Company’s previous divestitures.

	Three months ended March 31,
($ millions)	2019	2018

Market Optimization	$326	$301

Three months ended March 31, 2019 versus March 31, 2018

Market Optimization revenues increased $25 million compared to the first quarter of 2018 primarily due to:

•

Higher sales of third-party purchased volumes, primarily due to changing conditions relating to Canadian market curtailments, resulting in additional third-party purchases to meet firm sales commitments ($47 million), partially offset by lower oil benchmark prices ($22 million).

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

	$ millions		$/BOE
Three months ended March 31,	2019	2018	2019	2018

Canadian Operations	$4	$4	$0.18	$0.23
USA Operations	44	25	$2.08	$2.12
Total	$48	$29	$1.14	$0.99

Three months ended March 31, 2019 versus March 31, 2018

Production, mineral and other taxes increased $19 million compared to the first quarter of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition ($16 million) and the recovery of certain production taxes in 2018 in the USA Operations ($4 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Encana also incurs costs related to processing provided by third parties or through ownership interests in processing facilities to bring raw production to sales‑quality product.

	$ millions		$/BOE
Three months ended March 31,	2019	2018	2019	2018

Canadian Operations	$212	$190	$10.20	$10.87
USA Operations	79	27	$3.74	$2.26
Upstream Transportation and Processing	291	217	$6.90	$7.42

Market Optimization	47	32
Total	$338	$249

Three months ended March 31, 2019 versus March 31, 2018

Transportation and processing expense increased $89 million compared to the first quarter of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition ($54 million) and growth in Montney ($41 million);

partially offset by:

•	Lower U.S./Canadian dollar exchange rate ($9 million).

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	$ millions		$/BOE
Three months ended March 31,	2019	2018	2019	2018

Canadian Operations	$37	$29	$1.80	$1.59
USA Operations	115	74	$5.44	$6.28
China Operations	4	-	$17.93	$-
Upstream Operating Expense (1)	156	103	$3.70	$3.47

Market Optimization	10	4
Corporate & Other	(1)	4
Total	$165	$111

(1)	Upstream Operating Expense per BOE for the first quarter of 2019 includes long-term incentive costs of $0.22/BOE (2018 - recovery of long-term incentive costs of $0.13/BOE).

Three months ended March 31, 2019 versus March 31, 2018

Operating expense increased $54 million compared to the first quarter of 2018 primarily due to:

•

The Newfield acquisition ($40 million), long-term incentive costs resulting from the increase in Encana’s share price in the first quarter of 2019 compared to a recovery of long-term incentive costs in the first quarter of 2018 resulting from a decrease in the share price in the first quarter of 2018 ($20 million), and higher activity in Montney and Permian ($3 million);

partially offset by:

•	The sale of the San Juan assets in the fourth quarter of 2018 ($3 million).

Further information on Encana’s long-term incentives can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. The Company also purchases and sells third-party volumes under long-term marketing arrangements associated with the Company’s previous divestitures.

	Three months ended March 31,
($ millions)	2019	2018

Market Optimization	$298	$273

Three months ended March 31, 2019 versus March 31, 2018

Purchased product expense increased $25 million compared to the first quarter of 2018 primarily due to:

•

Higher third-party purchased volumes, primarily due to changing conditions relating to Canadian market curtailments, resulting in additional third-party purchases to meet firm sales commitments ($45 million), partially offset by lower oil benchmark prices ($20 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2018 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Additional information can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2018 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	$ millions		$/BOE
Three months ended March 31,	2019	2018	2019	2018

Canadian Operations	$92	$77	$4.42	$4.39
USA Operations	274	185	$12.96	$15.84
Upstream DD&A	366	262	$8.73	$8.98

Corporate & Other	11	13
Total	$377	$275

Three months ended March 31, 2019 versus March 31, 2018

DD&A increased $102 million compared to the first quarter of 2018 primarily due to:

•	Higher production volumes in the USA and Canadian Operations ($117 million and $14 million, respectively), partially offset by lower depletion rates in the USA Operations ($28 million).

The depletion rate in the USA Operations decreased $2.88 per BOE compared to the first quarter of 2018 primarily due to:

•	Higher reserve volumes primarily in Permian, as well as additional reserve volumes acquired with the Newfield acquisition.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in Calgary, Denver and The Woodlands offices. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	($ millions)		$/BOE
Three months ended March 31,	2019	2018	2019	2018

Administrative, excluding Long-Term Incentive and
Restructuring Costs	$82	$43	$1.92	$1.49
Long-term incentive costs	32	(12)	0.76	(0.41)
Restructuring costs	113	-	2.70	-
Total Administrative	$227	$31	$5.38	$1.08

Three months ended March 31, 2019 versus March 31, 2018

Administrative expense in the first quarter of 2019 increased $196 million compared to the first quarter of 2018 primarily due to restructuring costs incurred in 2019 ($113 million), long-term incentive costs resulting from the increase in Encana’s share price in the first quarter of 2019 compared to a recovery of long-term incentive costs in the first quarter of 2018 resulting from a decrease in the share price in the first quarter of 2018 ($44 million), the impact from adopting ASC Topic 842, “Leases”, as discussed further below, ($28 million) and costs related to the Newfield acquisition, including non-recurring integration expenses ($8 million).

During the first quarter of 2019, Encana completed workforce reductions in conjunction with the Newfield acquisition to better align staffing levels and the organizational structure. Further information on restructuring costs can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 1, 2019, Encana adopted ASC Topic 842 which requires all operating leases to be recognized on the Balance Sheet. As a result, The Bow office building was determined to be an operating lease with the lease payments recorded in Administrative expense starting in 2019. Previously, payments related to The Bow office building were recognized as interest expense and principal repayment. Prior periods have not been restated and are reported in accordance with ASC Topic 840, “Leases”. Further details on the adoption of ASC Topic 842 can be found in Notes 2 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2019	2018

Interest	$87	$92
Foreign exchange (gain) loss, net	(37)	91
(Gain) loss on divestitures, net	1	(3)
Other (gains) losses, net	28	(3)
Total Other (Income) Expenses	$79	$177

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes. Further details on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense in the first quarter of 2019 decreased $5 million compared to the first quarter of 2018 primarily due to the change in accounting treatment for The Bow office building as a result of the adoption of ASC Topic 842 ($16 million) and lower other interest ($3 million), partially offset by higher interest expense on long-term debt primarily related to Newfield’s outstanding senior notes ($16 million).

Further details on the adoption of ASC Topic 842 can be found in Notes 2 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Further details on changes in foreign exchange gains or losses can be found in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Item 3 of this Quarterly Report on Form 10-Q.

In the first quarter of 2019, Encana recorded a net foreign exchange gain of $37 million compared to a loss in 2018 of $91 million. The change was primarily due to unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($215 million) and unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2018 ($20 million), partially offset by higher unrealized foreign exchange losses on intercompany notes compared to 2018 ($60 million) and lower realized foreign exchange gains on intercompany notes compared to 2018 ($38 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income on short-term investments, interest received from tax authorities, reclamation charges relating to decommissioned assets and adjustments related to other assets.

Other losses in the first quarter of 2019 primarily includes legal fees and transaction costs related to the Newfield acquisition ($31 million), partially offset by interest income on short-term investments ($6 million).

Income Tax

	Three months ended March 31,
($ millions)	2019	2018

Current Income Tax Expense (Recovery)	$1	$3
Deferred Income Tax Expense (Recovery)	(62)	6
Income Tax Expense (Recovery)	$(61)	$9

Effective Tax Rate	19.9%	5.6%

Income Tax Expense (Recovery)

Three months ended March 31, 2019 versus March 31, 2018

In the first quarter of 2019, Encana recorded an income tax recovery of $61 million compared to an income tax expense of $9 million in the first quarter of 2018 mainly as a result of a net loss before income tax in the first quarter of 2019, compared to net earnings before income tax in the first quarter of 2018.

Effective Tax Rate

Encana’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year‑to‑date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is primarily impacted by expected annual earnings, income tax related to foreign operations, the effect of legislative changes, non-taxable capital gains and losses, tax differences on divestitures and transactions, and partnership tax allocations in excess of funding.

The effective tax rate for the first quarter of 2019 was 19.9 percent and was 5.6 percent in the first quarter of 2018. These are both lower than the Canadian statutory rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding.

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate are subject to change and interpretation. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving bank credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures and share issuances to fund its operations or to manage its capital structure as discussed below. At March 31, 2019, $268 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at March 31,
($ millions, except as indicated)	2019	2018

Cash and Cash Equivalents	$479	$433
Available Credit Facility – Encana (1)	2,500	2,500
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Total Liquidity	4,479	4,433

Long-Term Debt, including current portion	6,799	4,198
Total Shareholders’ Equity	10,360	6,776

Debt to Capitalization (%) (2)	40	38
Debt to Adjusted Capitalization (%) (3)	27	22
(1)	Collectively, the “Credit Facilities”.
(2)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(3)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. As at March 31, 2019, Debt to Adjusted Capitalization was 27 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of the 2018 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year due to the increase in long-term debt resulting from the Newfield acquisition. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

Sources and Uses of Cash

In the first quarter of 2019, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2019	2018

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$529	$381
Proceeds from divestitures	Investing	2	19
Corporate acquisition, net of cash and restricted cash acquired	Investing	94	-
Other	Investing	54	-
		679	400

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	736	508
Acquisitions	Investing	22	2
Purchase of common shares	Financing	400	111
Dividends on common shares	Financing	28	15
Other	Financing	20	47
		1,206	683
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		3	(3)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(524)	$(286)

Operating Activities

Cash from operating activities in the first quarter of 2019 was $529 million and was primarily a reflection of increases in production volumes, the effects of the commodity price mitigation program, the impacts from the Newfield acquisition and changes in non‑cash working capital. Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2019 was $422 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2019 versus March 31, 2018

Net cash from operating activities in the first quarter of 2019 increased $148 million compared to the first quarter of 2018 primarily due to:

•

Higher production volumes ($406 million), changes in non-cash working capital ($126 million) and realized gains on risk management in revenues in the first quarter of 2019 compared to realized losses in 2018 ($104 million);

partially offset by:

•

Lower realized commodity prices ($113 million), restructuring costs ($113 million), higher transportation and processing expense ($89 million), higher operating and administrative expense, excluding non-cash long-term incentive costs ($53 million and $70 million, respectively), acquisition costs ($31 million) and higher production, mineral and other taxes ($19 million).

Investing Activities

Cash used in investing activities in the first quarter of 2019 was $608 million primarily due to capital expenditures. Capital expenditures increased $228 million compared to the first quarter of 2018 due to an increase in the Company’s capital program for 2019 primarily as a result of the Newfield acquisition. This increase was primarily in Anadarko ($147 million) and Permian ($41 million). Capital expenditures exceeded cash from operating activities by $207 million and the difference was funded using cash on hand.

Corporate acquisition in the first quarter of 2019 was $94 million, which reflected the net cash and restricted cash acquired upon the Newfield business combination. The restricted cash acquired was $53 million and is segregated from general operating cash to fund the future reclamation costs in China.

Acquisitions in the first quarter of 2019 were $22 million which primarily included seismic purchases. Divestitures in the first quarter of 2019 and 2018 were $2 million and $19 million, respectively, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3, 8 and 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities over the past three years has been impacted by Encana’s strategy to enhance liquidity, strengthen its balance sheet and return value to shareholders through the purchase of common shares under a NCIB. The Company has paid dividends each of the past three years and increased its dividend in the first quarter of 2019.

Net cash used in financing activities in the first quarter of 2019 increased $300 million compared to the first quarter of 2018 primarily due to the purchase of common shares under a NCIB as discussed below ($289 million), as well as increased dividends paid ($13 million) in the first quarter of 2019 compared to the first quarter of 2018.

Encana’s long-term debt, including the current portion of $500 million which is due May 2019, totaled $6,799 million at March 31, 2019 and $4,198 million at December 31, 2018. On February 13, 2019, Encana completed the acquisition of all issued and outstanding shares of common stock of Newfield. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remain outstanding. These include a $750 million 5.75 percent senior note due January 30, 2022, a $1,000 million 5.625 percent senior note due July 1, 2024 and a $700 million 5.375 percent senior note due January 1, 2026. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in long-term debt resulting from the Newfield acquisition increased the Company’s debt-based metrics. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

The Company continues to have full access to the Credit Facilities, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital program. At March 31, 2019, Encana had no outstanding balance under the Credit Facilities and $143 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Encana renewed its Canadian shelf prospectus in August 2018 and has access to a U.S. shelf registration statement filed in 2017, whereby the Company may issue from time to time, debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At March 31, 2019, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the Canadian shelf prospectus or U.S. shelf registration statement is dependent upon market conditions.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2019	2018

Dividend Payments (1)	$28	$15
Dividend Payments ($/share)	$0.01875	$0.015
(1)

2018 includes common shares issued in lieu of cash dividends under Encana’s Dividend Reinvestment Plan (“DRIP”). On February 28, 2019, the Company announced the suspension of its DRIP effective immediately.

As previously announced, the Company increased its dividend by 25 percent in the first quarter of 2019 as part of Encana’s commitment to returning capital to shareholders. The increase in dividends paid of $13 million was due to additional common shares issued as part of the Newfield acquisition, in addition to the 25 percent increase in the dividend per share.

On April 29, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on June 28, 2019 to common shareholders of record as of June 14, 2019.

Normal Course Issuer Bid

On February 27, 2019, the Company announced it received approval from the TSX to purchase up to approximately 149.4 million common shares, for cancellation, pursuant to a NCIB over a 12-month period commencing March 4, 2019 and ending March 3, 2020. In the first quarter of 2019, the Company used cash on hand to purchase, for cancellation, approximately 55.9 million common shares for total consideration of approximately $400 million.

In the first quarter of 2018, the Company used cash on hand to purchase, for cancellation, approximately 10 million common shares for total consideration of approximately $111 million under the previous NCIB that was approved on February 26, 2018.

For additional information on the NCIB, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For information on off-balance sheet arrangements and transactions, refer to the Off-Balance Sheet Arrangements section of the MD&A included in Item 7 of the 2018 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 24 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Measures

Certain measures in this document do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. These measures may not be comparable to similar measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. These measures are commonly used in the oil and gas industry and by Encana to provide shareholders and potential investors with additional information regarding the Company’s liquidity and its ability to generate funds to finance its operations. Non-GAAP measures include: Non-GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs, Debt to Adjusted Capitalization and Net Debt to Adjusted EBITDA. Management’s use of these measures is discussed further below.

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

	Three months ended March 31,
($ millions, except as indicated)	2019	2018

Cash From (Used in) Operating Activities	$529	$381
(Add back) deduct:
Net change in other assets and liabilities	(11)	(11)
Net change in non-cash working capital	118	(8)
Current tax on sale of assets	-	-
Non-GAAP Cash Flow (1)	$422	$400
Production Volumes (MMBOE)	42.1	29.2
Non-GAAP Cash Flow Margin ($/BOE)	$10.02	$13.70
(1)	2019 includes restructuring costs of $113 million and acquisition costs of $31 million.

Total Costs

Total Costs is a non-GAAP measure defined as the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive and restructuring costs. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

	Three months ended March 31,
($ millions, except as indicated)	2019	2018

Production, Mineral and Other Taxes	$48	$29
Upstream Transportation and Processing	291	217
Upstream Operating	156	103
Administrative	227	31
Deduct (add back):
Restructuring costs	113	-
Long-term incentive costs	41	(16)
Total Costs	$568	$396
Divided by:
Production Volumes (MMBOE)	42.1	29.2
Total Costs ($/BOE) (1)	$13.44	$13.50
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	March 31, 2019	December 31, 2018

Long-Term Debt, including current portion	$6,799	$4,198
Total Shareholders’ Equity	10,360	7,447
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,905	$19,391
Debt to Adjusted Capitalization	27%	22%

The increase in Debt to Adjusted Capitalization is primarily due to the increase in long-term debt resulting from the Newfield acquisition.

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

($ millions, except as indicated)	March 31, 2019	December 31, 2018

Long-Term Debt, including current portion	$6,799	$4,198
Less:
Cash and cash equivalents	479	1,058
Net Debt	6,320	3,140

Net Earnings (Loss)	673	1,069
Add back (deduct):
Depreciation, depletion and amortization	1,374	1,272
Impairments	-	-
Accretion of asset retirement obligation	33	32
Interest	346	351
Unrealized (gains) losses on risk management	(24)	(519)
Foreign exchange (gain) loss, net	40	168
(Gain) loss on divestitures, net	(1)	(5)
Other (gains) losses, net	48	17
Income tax expense (recovery)	24	94
Adjusted EBITDA (trailing 12-month)	$2,513	$2,479
Net Debt to Adjusted EBITDA (times)	2.5	1.3

The increase in Net Debt is primarily due to the increase in long-term debt resulting from the Newfield acquisition, whereas Adjusted EBITDA only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to March 31, 2019. The Company expects Net Debt to Adjusted EBITDA to trend downward through the remainder of 2019.

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable as discussed in Item 1A. “Risk Factors” of the 2018 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 22 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	March 31, 2019
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(134)	$131
NGL price	(13)	13
Natural gas price	(42)	39

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Encana operates primarily in Canada and the United States, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. Although Encana’s financial results are consolidated in Canadian dollars, the Company reports its results in U.S. dollars as most of its revenues are closely tied to the U.S. dollar and to facilitate a more direct comparison to other North American oil and gas companies.

The table below summarizes selected foreign exchange impacts on Encana’s financial results in the first quarter of 2019 compared to the same period in 2018.

	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(8)
Transportation and Processing Expense (1)	(9)	$(0.22)
Operating Expense (1)	(1)	(0.04)
Administrative Expense	(1)	(0.02)
Depreciation, Depletion and Amortization (1)	(4)	(0.09)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2019, Encana has entered into $750 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019.

As at March 31, 2019, Encana had $4.2 billion in U.S. dollar long-term debt and $221 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2019
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(120)	$146

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

As at March 31, 2019, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the first quarter ended March 31, 2019, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Newfield acquisition on February 13, 2019. Newfield’s total assets and total revenues represented approximately 27 percent of the Company’s consolidated total assets at March 31, 2019 and approximately 25 percent of the Company’s consolidated total revenues for the three months ended March 31, 2019. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Newfield’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2018 Annual Report on Form 10-K and Note 24 of Encana’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in the 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On February 26, 2018, Encana announced it had received approval from the TSX to purchase, for cancellation, up to 35 million common shares pursuant to a NCIB over a 12-month period from February 28, 2018 to February 27, 2019. On February 27, 2019, Encana announced it had received approval from the TSX to purchase, for cancellation, up to approximately 149.4 million common shares pursuant to a NCIB over a 12-month period from March 4, 2019 to March 3, 2020. On May 1, 2019, Encana received exemptive relief from the securities regulatory authorities in each of the provinces and territories of Canada to allow the purchase of up to 10% of its public float of common shares through the facilities of the NYSE and other U.S.-based trading systems as part of Encana's NCIB announced on February 27, 2019. The exemptive relief applies to a NCIB commenced by Encana within a period of 36 months, with purchases to be made in compliance with applicable U.S. rules governing share repurchases and Part 6 (Order Protection) of National Instrument 23-101 Trading Rules. The exemptive relief does not impact the aggregate maximum number of common shares that Encana may repurchase under the NCIB across all markets.

During the three months ended March 31, 2019, the Company purchased approximately 55.9 million common shares for total consideration of approximately $400 million at a weighted average price of $7.16. The following table presents the common shares purchased during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2019	-	$-	-	14,315,000
February 1 to February 28, 2019	-	-	-	14,315,000
March 1 to March 31, 2019	55,880,500	7.16	55,880,500	93,545,339
Total	55,880,500	$7.16	55,880,500	93,545,339

(1) Includes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
4.1

Fifth Supplemental Indenture, dated as of March 1, 2019, among Encana Corporation, as Guarantor, Newfield Exploration Company, as Issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture, dated as of February 28, 2001, between Newfield Exploration Company, as Issuer, and First Union National Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.2

Third Supplemental Indenture, dated as of March 1, 2019, among Newfield Exploration Company, as Guarantor, Encana Corporation, as Issuer, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of September 15, 2000, between Encana Corporation (as successor by amalgamation to Alberta Energy Company Ltd.) and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (incorporated by reference to Exhibit 4.6 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.3

First Supplemental Indenture, dated as of March 1, 2019, among Newfield Exploration Company, as Guarantor, Encana Corporation, as Issuer, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of October 2, 2003, between Encana Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.7 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.4

Fifth Supplemental Indenture, dated as of March 1, 2019, among Newfield Exploration Company, as Guarantor, Encana Corporation, as Issuer, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of November 5, 2001, between Encana Corporation (as successor by amalgamation to PanCanadian Petroleum Limited) and The Bank of New York Mellon, as successor Trustee to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.8 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.5

First Supplemental Indenture, dated as of March 1, 2019, among Newfield Exploration Company, as Guarantor, Encana Corporation, as Issuer, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 13, 2007, between Encana Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.9 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.6

First Supplemental Indenture, dated as of March 1, 2019, among Newfield Exploration Company, as Guarantor, Encana Corporation, as Issuer, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of November 14, 2011, between Encana Corporation and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.10 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.7

Guarantee, dated as of March 1, 2019, by Newfield Exploration Company, guaranteeing Encana Corporation’s obligations under Encana Corporation’s Restated Credit Agreement, dated as of July 16, 2015, among Encana Corporation, as borrower, the financial and other institutions named therein, as lenders, and Royal Bank of Canada, as agent, as amended by the First Amending Agreement dated as of March 28, 2018 (incorporated by reference to Exhibit 4.11 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

10.1	Retirement arrangements between Encana Corporation and Sherri A. Brillon executed March 22, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCANA CORPORATION

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: May 2, 2019

