Form 10-Q
period 2019-06-30
ENCANA CORP
filed 2019-08-01
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No  [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ECA	New York Stock Exchange

Number of registrant’s common shares outstanding as of July 26, 2019	1,346,445,569

1

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to deliver free cash flow and balance growth with return of capital to shareholders; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; statements with respect to the expected synergies of the Newfield acquisition; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; the terms of the Company’s substantial issuer bid, including timing for launch and completion thereof, sources and availability of funding thereof, and price range and number of common shares Encana may purchase thereunder; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and related statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2019	2018	2019	2018

Revenues	(Notes 3, 4)
Product and service revenues		$1,848	$1,277	$3,420	$2,537
Gains (losses) on risk management, net	(Note 22)	190	(312)	(165)	(276)
Sublease revenues		17	18	35	35
Total Revenues		2,055	983	3,290	2,296
Operating Expenses	(Note 3)
Production, mineral and other taxes		73	35	121	64
Transportation and processing	(Note 11)	412	272	750	521
Operating	(Notes 11, 19, 20)	187	137	352	248
Purchased product		222	248	520	521
Depreciation, depletion and amortization		532	300	909	575
Accretion of asset retirement obligation	(Note 14)	10	8	19	16
Administrative	(Notes 11, 18, 19, 20)	81	99	308	130
Total Operating Expenses		1,517	1,099	2,979	2,075
Operating Income (Loss)		538	(116)	311	221
Other (Income) Expenses
Interest	(Note 5)	99	81	186	173
Foreign exchange (gain) loss, net	(Notes 6, 22)	(55)	25	(92)	116
(Gain) loss on divestitures, net		-	(1)	1	(4)
Other (gains) losses, net	(Notes 8, 20)	(3)	-	25	(3)
Total Other (Income) Expenses		41	105	120	282
Net Earnings (Loss) Before Income Tax		497	(221)	191	(61)
Income tax expense (recovery)	(Note 7)	161	(70)	100	(61)
Net Earnings (Loss)		$336	$(151)	$91	$-
Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 15)	$0.24	$(0.16)	$0.07	$-
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 15)	1,381.0	960.0	1,301.2	965.7

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2019	2018	2019	2018

Net Earnings (Loss)		$336	$(151)	$91	$-
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	4	(25)	38	(1)
Pension and other post-employment benefit plans	(Notes 16, 20)	(23)	-	(24)	(1)
Other Comprehensive Income (Loss)		(19)	(25)	14	(2)
Comprehensive Income (Loss)		$317	$(176)	$105	$(2)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2019	2018

Assets
Current Assets
Cash and cash equivalents		$167	$1,058
Accounts receivable and accrued revenues		1,195	789
Risk management	(Notes 21, 22)	268	554
Income tax receivable		320	275
		1,950	2,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		49,643	41,241
Unproved properties		4,155	3,730
Other	(Note 2)	916	2,122
Property, plant and equipment		54,714	47,093
Less: Accumulated depreciation, depletion and amortization		(39,434)	(38,121)
Property, plant and equipment, net	(Note 3)	15,280	8,972
Restricted Cash	(Note 8)	57	-
Other Assets	(Notes 2, 10, 11)	1,241	147
Risk Management	(Notes 21, 22)	103	161
Deferred Income Taxes		515	835
Goodwill	(Notes 3, 8)	2,601	2,553
	(Note 3)	$21,747	$15,344

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,351	$1,490
Current portion of operating lease liabilities	(Notes 2, 11)	87	-
Income tax payable		1	1
Risk management	(Notes 21, 22)	7	25
Current portion of long-term debt	(Note 12)	-	500
		2,446	2,016
Long-Term Debt	(Note 12)	7,052	3,698
Operating Lease Liabilities	(Notes 2, 11)	1,000	-
Other Liabilities and Provisions	(Notes 2, 11, 13)	605	1,769
Risk Management	(Notes 21, 22)	4	22
Asset Retirement Obligation	(Note 14)	499	365
Deferred Income Taxes		126	27
		11,732	7,897
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized unlimited common shares
2019 issued and outstanding: 1,346.5 million shares (2018: 952.5 million shares)	(Note 15)	7,318	4,656
Paid in surplus		1,358	1,358
Retained earnings		327	435
Accumulated other comprehensive income	(Note 16)	1,012	998
Total Shareholders’ Equity		10,015	7,447
		$21,747	$15,344

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2019		$7,827	$1,358	$144	$1,031	$10,360
Net Earnings (Loss)		-	-	336	-	336
Dividends on Common Shares ($0.01875 per share)	(Note 15)	-	-	(25)	-	(25)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(509)	-	(128)	-	(637)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(19)	(19)
Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015

Three Months Ended June 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2018		$4,707	$1,358	$(354)	$1,065	$6,776
Net Earnings (Loss)		-	-	(151)	-	(151)
Dividends on Common Shares ($0.015 per share)	(Note 15)	-	-	(14)	-	(14)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(33)	-	(56)	-	(89)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 15)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(25)	(25)
Balance, June 30, 2018		$4,674	$1,358	$(575)	$1,040	$6,497

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	91	-	91
Dividends on Common Shares ($0.0375 per share)	(Note 15)	-	-	(53)	-	(53)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	14	14
Impact of Adoption of Topic 842	(Note 2)	-	-	75	-	75
Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015

Six Months Ended June 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	-	-	-
Dividends on Common Shares ($0.03 per share)	(Note 15)	-	-	(29)	-	(29)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(83)	-	(117)	-	(200)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 15)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(2)	(2)
Balance, June 30, 2018		$4,674	$1,358	$(575)	$1,040	$6,497

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2019	2018	2019	2018

Operating Activities
Net earnings (loss)		$336	$(151)	$91	$-
Depreciation, depletion and amortization		532	300	909	575
Accretion of asset retirement obligation	(Note 14)	10	8	19	16
Deferred income taxes	(Note 7)	158	(6)	96	-
Unrealized (gain) loss on risk management	(Note 22)	(83)	326	344	258
Unrealized foreign exchange (gain) loss	(Note 6)	(35)	29	(60)	179
Foreign exchange on settlements	(Note 6)	(22)	4	(35)	(46)
(Gain) loss on divestitures, net		-	(1)	1	(4)
Other		(19)	77	(66)	8
Net change in other assets and liabilities		(15)	(5)	(26)	(16)
Net change in non-cash working capital	(Note 23)	44	(106)	162	(114)
Cash From (Used in) Operating Activities		906	475	1,435	856
Investing Activities
Capital expenditures	(Note 3)	(750)	(595)	(1,486)	(1,103)
Acquisitions	(Note 9)	(19)	-	(41)	(2)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	-	94	-
Proceeds from divestitures	(Note 9)	4	46	6	65
Net change in investments and other		(30)	105	24	80
Cash From (Used in) Investing Activities		(795)	(444)	(1,403)	(960)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 12)	761	-	761	-
Repayment of long-term debt	(Note 12)	(500)	-	(500)	-
Purchase of common shares	(Note 15)	(637)	(89)	(1,037)	(200)
Dividends on common shares	(Note 15)	(25)	(14)	(53)	(29)
Finance lease payments and other financing arrangements	(Note 11)	(21)	(23)	(41)	(45)
Cash From (Used in) Financing Activities		(422)	(126)	(870)	(274)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	(2)	4	(5)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(310)	(97)	(834)	(383)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		534	433	1,058	719
Cash, Cash Equivalents and Restricted Cash, End of Period		$224	$336	$224	$336
Cash, End of Period		$39	$24	$39	$24
Cash Equivalents, End of Period		128	312	128	312
Restricted Cash, End of Period		57	-	57	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$224	$336	$224	$336

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

(2)

ROU assets for operating leases are measured at the amount equal to the lease liability and the unamortized balance of any lease incentives prior to the transition date. The lease liabilities for operating leases were measured at the present value of the remaining minimum lease payments outstanding as at January 1, 2019.

Although Topic 842 did not have a material impact on the Condensed Consolidated Statements of Earnings or Cash Flows, the change in the accounting of The Bow office building resulted in: i) operating lease expense under Topic 842 reported in administrative expense, whereas for the comparative periods presented under Topic 840, Encana recorded depreciation and interest expense in the Condensed Consolidated Statement of Earnings; and ii) cash outflows presented in cash used in operating activities under Topic 842, whereas for the comparative periods presented under Topic 840, interest and financing cash outflows are presented in cash used in operating activities and cash used in financing activities, respectively, in the Condensed Consolidated Statement of Cash Flows.

On January 1, 2019, Encana adopted ASU 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“U.S. Tax Reform”). While Encana has other post-employment benefit plans which were affected by the U.S. Tax Reform, the impact was not material to the

Company’s Consolidated Financial Statements. As a result, the Company did not take the election provided in the amendment.

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

3.	Segmented Information

Encana’s reportable segments are determined based on the Company’s operations and geographic locations as follows:

•	Canadian Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the Canadian cost center.
•	USA Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the U.S. cost center.
•	China Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the China cost center.
•

Market Optimization is primarily responsible for the sale of the Company’s proprietary production. These results are reported in the Canadian and USA Operations. Market optimization activities include third-party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. These activities are reflected in the Market Optimization segment. Market Optimization sells substantially all of the Company’s upstream production to third-party customers. Transactions between segments are based on market values and are eliminated on consolidation.

Corporate and Other mainly includes unrealized gains or losses recorded on derivative financial instruments. Once the instruments are settled, the realized gains and losses are recorded in the reporting segment to which the derivative instruments relate. Corporate and Other also includes amounts related to sublease rentals.

As of February 14, 2019, Encana’s segmented results reflect the business combination as discussed in Note 8.

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$389	$379	$1,188	$607	$21	$-
Gains (losses) on risk management, net	67	73	41	(57)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	456	452	1,229	550	21	-

Operating Expenses
Production, mineral and other taxes	4	4	69	31	-	-
Transportation and processing	217	207	136	31	-	-
Operating	27	35	148	84	8	-
Depreciation, depletion and amortization	95	85	429	202	-	-
Total Operating Expenses	343	331	782	348	8	-
Operating Income (Loss)	$113	$121	$447	$202	$13	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$250	$291	$-	$-	$1,848	$1,277
Gains (losses) on risk management, net	(1)	(2)	83	(326)	190	(312)
Sublease revenues	-	-	17	18	17	18
Total Revenues	249	289	100	(308)	2,055	983

Operating Expenses
Production, mineral and other taxes	-	-	-	-	73	35
Transportation and processing	59	34	-	-	412	272
Operating	5	13	(1)	5	187	137
Purchased product	222	248	-	-	222	248
Depreciation, depletion and amortization	-	1	8	12	532	300
Accretion of asset retirement obligation	-	-	10	8	10	8
Administrative	-	-	81	99	81	99
Total Operating Expenses	286	296	98	124	1,517	1,099
Operating Income (Loss)	$(37)	$(7)	$2	$(432)	538	(116)

Other (Income) Expenses
Interest					99	81
Foreign exchange (gain) loss, net					(55)	25
(Gain) loss on divestitures, net					-	(1)
Other (gains) losses, net					(3)	-
Total Other (Income) Expenses					41	105
Net Earnings (Loss) Before Income Tax					497	(221)
Income tax expense (recovery)					161	(70)
Net Earnings (Loss)					$336	$(151)

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$845	$783	$1,965	$1,162	$34	$-
Gains (losses) on risk management, net	87	85	93	(101)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	932	868	2,058	1,061	34	-

Operating Expenses
Production, mineral and other taxes	8	8	113	56	-	-
Transportation and processing	429	397	215	58	-	-
Operating	64	64	263	158	12	-
Depreciation, depletion and amortization	187	162	703	387	-	-
Total Operating Expenses	688	631	1,294	659	12	-
Operating Income (Loss)	$244	$237	$764	$402	$22	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$576	$592	$-	$-	$3,420	$2,537
Gains (losses) on risk management, net	(1)	(2)	(344)	(258)	(165)	(276)
Sublease revenues	-	-	35	35	35	35
Total Revenues	575	590	(309)	(223)	3,290	2,296

Operating Expenses
Production, mineral and other taxes	-	-	-	-	121	64
Transportation and processing	106	66	-	-	750	521
Operating	15	17	(2)	9	352	248
Purchased product	520	521	-	-	520	521
Depreciation, depletion and amortization	-	1	19	25	909	575
Accretion of asset retirement obligation	-	-	19	16	19	16
Administrative	-	-	308	130	308	130
Total Operating Expenses	641	605	344	180	2,979	2,075
Operating Income (Loss)	$(66)	$(15)	$(653)	$(403)	311	221

Other (Income) Expenses
Interest					186	173
Foreign exchange (gain) loss, net					(92)	116
(Gain) loss on divestitures, net					1	(4)
Other (gains) losses, net					25	(3)
Total Other (Income) Expenses					120	282
Net Earnings (Loss) Before Income Tax					191	(61)
Income tax expense (recovery)					100	(61)
Net Earnings (Loss)					$91	$-

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2019	2018	2019	2018	2019	2018

Revenues	$2,135	$1,359	$(1,886)	$(1,070)	$249	$289

Operating Expenses
Transportation and processing	153	109	(94)	(75)	59	34
Operating	5	13	-	-	5	13
Purchased product	2,015	1,243	(1,793)	(995)	222	248
Depreciation, depletion and amortization	-	1	-	-	-	1
Operating Income (Loss)	$(38)	$(7)	$1	$-	$(37)	$(7)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2019	2018	2019	2018	2019	2018

Revenues	$3,371	$2,690	$(2,796)	$(2,100)	$575	$590

Operating Expenses
Transportation and processing	292	215	(186)	(149)	106	66
Operating	15	17	-	-	15	17
Purchased product	3,131	2,472	(2,611)	(1,951)	520	521
Depreciation, depletion and amortization	-	1	-	-	-	1
Operating Income (Loss)	$(67)	$(15)	$1	$-	$(66)	$(15)

Capital Expenditures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Canadian Operations	$108	$211	$265	$379
USA Operations	641	382	1,218	720
Market Optimization	-	-	-	-
Corporate & Other	1	2	3	4
	$750	$595	$1,486	$1,103

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018

Canadian Operations	$668	$640	$1,125	$999	$1,997	$1,852
USA Operations	1,933	1,913	13,914	6,591	16,822	9,104
China Operations (1)	-	-	-	-	70	-
Market Optimization	-	-	1	1	242	295
Corporate & Other	-	-	240	1,381	2,616	4,093
	$2,601	$2,553	$15,280	$8,972	$21,747	$15,344
(1)	China Operations total assets includes $57 million in restricted cash, which has been segregated from general operating cash to fund future reclamation costs.

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues (For the three months ended June 30)

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$2	$2	$947	$516	$21	$-
NGLs	230	216	136	71	-	-
Natural gas	158	164	105	29	-	-
Service revenues
Gathering and processing	2	2	2	-	-	-
Product and Service Revenues	392	384	1,190	616	21	-

Other Revenues
Gains (losses) on risk management, net (2)	67	73	41	(57)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	67	73	41	(57)	-	-
Total Revenues	$459	$457	$1,231	$559	$21	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$38	$28	$-	$-	$1,008	$546
NGLs	1	3	-	-	367	290
Natural gas	206	246	-	-	469	439
Service revenues
Gathering and processing	-	-	-	-	4	2
Product and Service Revenues	245	277	-	-	1,848	1,277

Other Revenues
Gains (losses) on risk management, net (2)	(1)	(2)	83	(326)	190	(312)
Sublease revenues	-	-	17	18	17	18
Other Revenues	(1)	(2)	100	(308)	207	(294)
Total Revenues	$244	$275	$100	$(308)	$2,055	$983

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate and Other includes unrealized gains (losses) on risk management.

Revenues (For the six months ended June 30)

	Canadian Operations		USA Operations		China Operations
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$3	$5	$1,556	$989	$34	$-
NGLs	434	396	233	123	-	-
Natural gas	413	385	181	61	-	-
Service revenues
Gathering and processing	2	4	3	-	-	-
Product and Service Revenues	852	790	1,973	1,173	34	-

Other Revenues
Gains (losses) on risk management, net (2)	87	85	93	(101)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	87	85	93	(101)	-	-
Total Revenues	$939	$875	$2,066	$1,072	$34	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (1)
Oil	$98	$50	$-	$-	$1,691	$1,044
NGLs	4	5	-	-	671	524
Natural gas	459	519	-	-	1,053	965
Service revenues
Gathering and processing	-	-	-	-	5	4
Product and Service Revenues	561	574	-	-	3,420	2,537

Other Revenues
Gains (losses) on risk management, net (2)	(1)	(2)	(344)	(258)	(165)	(276)
Sublease revenues	-	-	35	35	35	35
Other Revenues	(1)	(2)	(309)	(223)	(130)	(241)
Total Revenues	$560	$572	$(309)	$(223)	$3,290	$2,296

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate and Other includes unrealized gains (losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at June 30, 2019, receivables and accrued revenues from contracts with customers were $1,008 million ($662 million as at December 31, 2018).

Encana’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2019.

As at June 30, 2019, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Encana receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Encana does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Interest Expense on:
Debt	$93	$67	$175	$133
The Bow office building (See Note 2)	-	16	-	32
Finance leases (See Note 11)	4	4	7	9
Other	2	(6)	4	(1)
	$99	$81	$186	$173

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease with lease costs recognized in administrative expense. Previously, payments related to The Bow were recognized as interest expense and principal repayments. See Notes 2 and 11 for further information.

For the three and six months ended June 30, 2018, other included $11 million of interest recovered due to the resolution of certain tax items relating to prior taxation years.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(92)	$90	$(185)	$212
Translation of U.S. dollar risk management contracts issued from Canada	(7)	1	(18)	10
Translation of intercompany notes	64	(62)	143	(43)
	(35)	29	(60)	179
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	(11)	1	(12)	1
U.S. dollar risk management contracts issued from Canada	1	(3)	1	(10)
Intercompany notes	(11)	3	(23)	(47)
Other Monetary Revaluations	1	(5)	2	(7)
	$(55)	$25	$(92)	$116

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Current Tax
Canada	$2	$(66)	$2	$(66)
United States	1	1	2	2
Other Countries	-	1	-	3
Total Current Tax Expense (Recovery)	3	(64)	4	(61)

Deferred Tax
Canada	72	(25)	34	(28)
United States	85	3	61	7
Other Countries	1	16	1	21
Total Deferred Tax Expense (Recovery)	158	(6)	96	-
Income Tax Expense (Recovery)	$161	$(70)	$100	$(61)
Effective Tax Rate	32.4%	31.7%	52.4%	100.0%

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

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the three months ended June 30, 2019, the deferred tax expense of $158 million includes an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

During the three and six months ended June 30, 2019, the current income tax expense was primarily due to amounts recorded in respect of prior periods. During the three and six months ended June 30, 2018, the current income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years. During the three and six months ended June 30, 2019, the deferred tax expense was primarily due to net earnings before income tax in the period and the impact of the Alberta tax rate reduction discussed above.

The effective tax rate of 52.4 percent for the six months ended June 30, 2019 is higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction. The effective tax rate of 100 percent for the six months ended June 30, 2018, was higher than the Canadian statutory tax rate of 27 percent primarily due to the resolution of certain tax items relating to prior taxation years.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, Encana completed the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”), pursuant to its Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. Encana issued approximately 543.4 million common shares representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remained outstanding. Transaction costs of approximately $33 million were included in other (gains) losses, net.

Newfield’s operations focused on the exploration and development of oil and gas properties located in the Anadarko and Arkoma Basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah, as well as offshore oil assets located in China. The assets acquired generated revenues of $947 million and net earnings of $44 million for the period from February 14, 2019 to June 30, 2019. The results of Newfield’s operations have been included in Encana’s Consolidated Financial Statements as of February 14, 2019.

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

Preliminary Purchase Price Allocation

Consideration:
Fair value of Encana's common shares issued (1)	$3,478
Fair value of Newfield liability awards paid in cash (2)	5
Total Consideration	$3,483

Assets Acquired:
Cash and cash equivalents	$46
Accounts receivable and accrued revenues	486
Other current assets	50
Proved properties	5,903
Unproved properties	838
Other property, plant and equipment	22
Restricted cash	53
Other assets	105
Goodwill (3)	20

Liabilities Assumed:
Accounts payable and accrued liabilities (3)	(793)
Long-term debt	(2,603)
Operating lease liabilities	(76)
Other long-term liabilities (3)	(60)
Asset retirement obligation	(184)
Deferred income taxes (3)	(324)
Total Purchase Price	$3,483

(1)	The fair value was based on the NYSE closing price of the Encana common shares of $6.40 on February 13, 2019.
(2)

The fair value was based on a price of $6.50 per notional unit which was determined using a volume-weighted average of the trading price of Encana common shares on the NYSE on each of the five consecutive trading days ending on the trading day that was three trading days prior to February 13, 2019.

(3)

During the three months ended June 30, 2019, additional information related to pre-acquisition liabilities and contingencies was obtained resulting in a measurement period adjustment. Changes in the fair value estimates comprised an increase in other liabilities of $9 million, of which the total liability is presented in accounts payable and accrued liabilities, a decrease in deferred tax liabilities of $2 million and a corresponding increase in goodwill of $7 million.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenues, restricted cash and other current assets, and accounts payable and accrued liabilities approximate their fair values due their nature and/or the short-term maturity of the instruments. The fair values of long-term debt, ROU assets and operating lease liabilities were categorized within Level 2 of the fair value hierarchy and were determined using quoted prices and rates from an available pricing source. The fair values of the proved and unproved properties, other property, plant and equipment, other assets, other long-term liabilities and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates for abandonment and reclamation.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $71 million and severance payments made to employees which totaled $130 million for the six months ended June 30, 2019. The pro forma financial information does not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred to integrate the assets.

For the six months ended June 30, (US$ millions, except per share amounts)	2019	2018

Revenues	$3,570	$3,299
Net Earnings (Loss)	$231	$98

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.18	$0.06

9.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Acquisitions
Canadian Operations	$-	$-	$-	$2
USA Operations	19	-	41	-
Total Acquisitions	19	-	41	2

Divestitures
Canadian Operations	(1)	(44)	-	(57)
USA Operations	(3)	(2)	(6)	(8)
Total Divestitures	(4)	(46)	(6)	(65)
Net Acquisitions & (Divestitures)	$15	$(46)	$35	$(63)

Acquisitions

For the six months ended June 30, 2019, acquisitions in the Canadian and USA Operations were nil (2018 - $2 million) and $41 million (2018 - nil), respectively, which primarily included seismic purchases and water rights.

Divestitures

For the six months ended June 30, 2019, divestitures in the USA Operations were $6 million (2018 - $8 million), which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

During the six months ended June 30, 2018, divestitures in the Canadian Operations were $57 million, which primarily included the sale of certain Pipestone assets located in Alberta.

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools.

10.	Property, Plant and Equipment, Net

	As at June 30, 2019			As at December 31, 2018
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,886	$(14,014)	$872	$13,996	$(13,261)	$735
Unproved properties	229	-	229	237	-	237
Other	24	-	24	27	-	27
	15,139	(14,014)	1,125	14,260	(13,261)	999

USA Operations
Proved properties	34,701	(24,748)	9,953	27,189	(24,099)	3,090
Unproved properties	3,926	-	3,926	3,493	-	3,493
Other	35	-	35	8	-	8
	38,662	(24,748)	13,914	30,690	(24,099)	6,591

Market Optimization	8	(7)	1	7	(6)	1
Corporate & Other	905	(665)	240	2,136	(755)	1,381
	$54,714	$(39,434)	$15,280	$47,093	$(38,121)	$8,972

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $121 million, which have been capitalized during the six months ended June 30, 2019 (2018 - $109 million).

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at June 30, 2019, the total carrying value of assets under finance lease was $40 million ($41 million as at December 31, 2018), net of accumulated amortization of $671 million ($650 million as at December 31, 2018). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

Other Arrangement

As at December 31, 2018, Corporate and Other property, plant and equipment and total assets included a carrying value of $1,133 million related to The Bow office building. Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease as discussed in Note 2. As at June 30, 2019, other assets included a ROU asset of $914 million related to The Bow office building.

11.	Leases

Leases entered into for the right to use an asset are classified as either an operating or finance lease. Upon commencement of the lease, a ROU asset and corresponding lease liability are recognized on the Condensed Consolidated Balance Sheet for all operating and finance leases. Encana has elected the short-term lease exemption, which does not require a ROU asset or lease liability to be recognized on the Condensed Consolidated Balance Sheet when the lease term is 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Upon commencement of the lease, ROU assets are recognized based on the initial measurement of the lease liability and adjusted for any lease payments made before commencement date of the lease, less any lease incentives and including any initial direct costs incurred. Lease liabilities are initially measured at the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value is the rate implicit in the lease unless that rate cannot be determined, in which case Encana’s incremental borrowing rate is used.

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

Variable lease payments include changes in index rates, mobilization and demobilization costs related to oil and gas equipment and certain costs associated with office and building leases. Variable lease payments are recognized when incurred. Lease and non-lease components are accounted for as a single lease component for compression, coolers and office subleases.

Operating leases include drilling rigs, compressors, marine vessels, camps, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas. Finance leases include an office building and an offshore production platform. Subleases relate to office and building leases.

The tables below summarize Encana’s operating and finance lease costs and include ROU assets and lease liabilities, amounts recognized in net earnings during the period and other lease information.

(US$ millions, unless otherwise specified)	As at June 30, 2019

Condensed Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$1,082
Finance Lease ROU Assets, in Other Property Plant and Equipment	40

Operating Lease Liabilities:
Current	87
Long-term	1,000

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	86
Long-term, in other liabilities and provisions	167

Weighted Average Discount Rate
Operating leases	5.41%
Finance leases	5.96%
Weighted Average Remaining Lease Term
Operating leases	16.4 years
Finance leases	3.6 years
(1)

Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$44	$88

Finance Lease Costs:
Amortization of ROU assets	1	2
Interest on lease liabilities	4	7
Total Finance Lease Costs	5	9

Short-Term Lease Costs	85	157
Variable Lease Costs	4	7

Sublease Income:
Operating lease income	13	26
Variable lease income	6	9

Other Information:
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	52	100
Investing cash outflows from operating leases	74	140
Operating cash outflows from finance leases	4	7
Financing cash outflows from finance leases	21	41

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	9	10
(1)	Lease cost includes amounts capitalized into property, plant and equipment on the Condensed Consolidated Balance Sheet and lease expense recognized in the Condensed Consolidated Statement of Earnings.

Operating lease expense is reflected in the Condensed Consolidated Statement of Earnings as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating Lease Expense
Transportation and processing	$-	$1
Operating	27	48
Administrative (1)	28	56
Total Operating Lease Expense	$55	$105
(1)	Includes operating lease expense of $23 million and $46 million for the three and six months ended June 30, 2019, respectively, related to The Bow office building.

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at June 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$76	$130	$113	$98	$86	$1,178	$1,681
Less: Discounting							594
Present Value of Future Operating Lease Payments							$1,087
Sublease Income (undiscounted)	$(21)	$(42)	$(42)	$(38)	$(37)	$(573)	$(753)

Finance Leases
Expected Future Lease Payments	$50	$99	$87	$8	$8	$30	$282
Less: Discounting							29
Present Value of Future Finance Lease Payments							$253
Sublease Income (undiscounted) (2)	$(4)	$(8)	$(8)	$(8)	$(7)	$(24)	$(59)
(1)

Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

(2)	Classified as operating lease.

There are no commitments for leases with terms greater than one year that have not yet commenced at June 30, 2019.

Refer to Notes 14 and 25 under Item 8 of Encana’s 2018 Annual Report on Form 10-K for comparative period disclosure of future lease payments and sublease income related to capital and operating leases and The Bow office building. Operating leases in the table above includes The Bow office building which was determined to be an operating lease on transition to Topic 842 as disclosed in Note 2. Under Topic 840, The Bow was accounted for as a financing transaction under a failed sales leaseback.

12.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2019	2018

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$761	$-
U.S. Unsecured Notes:
6.50% due May 15, 2019	-	500
3.90% due November 15, 2021	600	600
5.75% due January 30, 2022 (See Note 8)	750	-
5.625% due July 1, 2024 (See Note 8)	1,000	-
5.375% due January 1, 2026 (See Note 8)	700	-
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	6,922	4,211

Increase in Value of Debt Acquired	165	22
Unamortized Debt Discounts and Issuance Costs	(35)	(35)
Total Long-Term Debt	$7,052	$4,198

Current Portion	$-	$500
Long-Term Portion	7,052	3,698
	$7,052	$4,198

As at June 30, 2019, total long-term debt had a carrying value of $7,052 million and a fair value of $7,889 million (as at December 31, 2018 - carrying value of $4,198 million and a fair value of $4,511 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

As at June 30, 2019, the Company had outstanding commercial paper of $761 million maturing at various dates with a weighted average interest rate of approximately 3.11 percent. These amounts are supported, and Management expects that they will continue to be supported, by revolving credit facilities that have no repayment requirements within the next year and which expire in 2022.

13.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2019	2018

The Bow Office Building	$-	$1,224
Finance Lease Obligations (See Note 11)	167	211
Unrecognized Tax Benefits	176	167
Pensions and Other Post-Employment Benefits	166	105
Long-Term Incentive Costs (See Note 19)	25	34
Other Derivative Contracts (See Notes 21, 22)	9	10
Other	62	18
	$605	$1,769

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease. See Notes 2 and 11 for further information.

14.	Asset Retirement Obligation

	As at	As at
	June 30,	December 31,
	2019	2018

Asset Retirement Obligation, Beginning of Year	$455	$514
Liabilities Incurred	11	17
Liabilities Acquired (See Note 8)	184	-
Liabilities Settled and Divested	(26)	(56)
Change in Estimated Future Cash Outflows	-	(20)
Accretion Expense	19	32
Foreign Currency Translation	14	(32)
Asset Retirement Obligation, End of Period	$657	$455

Current Portion	$158	$90
Long-Term Portion	499	365
	$657	$455

15.	Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at June 30, 2019		As at December 31, 2018
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	952.5	$4,656	973.1	$4,757
Common Shares Purchased	(149.4)	(816)	(20.7)	(102)
Common Shares Issued	543.4	3,478	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	1,346.5	$7,318	952.5	$4,656

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

During the six months ended June 30, 2019, the Company purchased approximately 149.4 million common shares under its current NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

For the six months ended June 30, 2018, the Company purchased approximately 16.8 million common shares under the previous NCIB which was in place from February 28, 2018 to February 27, 2019 for total consideration of approximately $200 million. Of the amount paid, $83 million was charged to share capital and $117 million was charged to accumulated deficit.

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

Dividends

During the three months ended June 30, 2019, Encana declared and paid dividends of $0.01875 per common share totaling $25 million (2018 - $0.015 per common share totaling $14 million). During the six months ended June 30, 2019, Encana declared and paid dividends of $0.0375 per common share totaling $53 million (2018 - $0.03 per common share totaling $29 million).

For the three and six months ended June 30, 2018, the dividends paid included $0.1 million and $0.4 million, respectively, in common shares issued in lieu of cash dividends under the DRIP.

On July 30, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on September 30, 2019 to common shareholders of record as of September 13, 2019.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2019	2018	2019	2018

Net Earnings (Loss)	$336	$(151)	$91	$-

Number of Common Shares:
Weighted average common shares outstanding - Basic	1,381.0	960.0	1,301.2	965.7
Effect of dilutive securities	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	1,381.0	960.0	1,301.2	965.7

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.24	$(0.16)	$0.07	$-

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at June 30, 2019 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

Encana Restricted Share Units

Encana has a share-based compensation plan whereby eligible employees and Directors are granted Restricted Share Units (“RSUs”). An RSU is a conditional grant to receive the equivalent of an Encana common share upon vesting of the RSUs and in accordance with the terms and conditions of the compensation plan and grant agreements. The Company currently settles vested RSUs in cash. As a result, RSUs are currently not considered potentially dilutive securities.

16.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,010	$1,053	$976	$1,029
Change in Foreign Currency Translation Adjustment	4	(25)	38	(1)
Balance, End of Period	$1,014	$1,028	$1,014	$1,028

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$21	$12	$22	$13
Plan Amendment	(29)	-	(29)	-
Income Taxes	6	-	6	-
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 20)	-	-	(1)	(1)
Income Taxes	-	-	-	-
Balance, End of Period	$(2)	$12	$(2)	$12
Total Accumulated Other Comprehensive Income	$1,012	$1,040	$1,012	$1,040

During the three months ended June 30, 2019, Encana amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

17.	Variable Interest Entities

Production Field Center

In 2008, Encana entered into a contract for the design, construction and operation of an offshore Production Field Center (“PFC”) at its Deep Panuke facility. Upon commencement of operations in December 2013, Encana recognized the PFC as a finance lease asset. Under the lease contract, Encana has a purchase option and the option to extend the lease for 12 one-year terms at fixed prices after the initial lease term expires in 2021.

As a result of the purchase option and fixed price renewal options, Encana determined it holds variable interests and that the related leasing entity qualifies as a variable interest entity (“VIE”). Encana is not the primary beneficiary of the VIE as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance.  Encana is not required to provide any financial support or guarantees to the leasing entity or its affiliates, other than the contractual payments under the lease and operating agreements. Encana’s maximum exposure is the expected lease payments over the initial contract term. As at June 30, 2019, Encana had a finance lease obligation of $201 million ($240 million as at December 31, 2018) related to the PFC.

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2019, VMLP provides approximately 1,146 MMcf/d of natural gas gathering and compression and 879 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 12 to 26 years and have various renewal terms providing up to a potential maximum of 10 years.

Encana has determined that VMLP is a VIE and that Encana holds variable interests in VMLP. Encana is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact VMLP’s economic performance. These key activities relate to the construction, operation, maintenance and marketing of the assets owned by VMLP. The variable interests arise from certain terms under the various long-term service agreements and include: i) a take or pay for volumes in certain agreements; ii) an operating fee of which a portion can be converted into a fixed fee once VMLP assumes operatorship of certain assets; and iii) a potential payout of minimum costs in certain agreements. The potential payout of minimum costs will be assessed in the eighth year of the assets’ service period and is based on whether there is an overall shortfall of total system cash flows from natural gas gathered and compressed under certain agreements. The potential payout amount can be reduced in the event VMLP markets unutilized capacity to third-party users. Encana is not required to provide any financial support or guarantees to VMLP.

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,389 million as at June 30, 2019. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2019, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s strategy. During the three and six months ended June 30, 2019, the Company incurred total restructuring charges of $17 million and $130 million, respectively, before tax, primarily related to severance costs. As at June 30, 2019, $42 million remains accrued and is expected to be paid during the remainder of 2019 and in 2020.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Severance and Benefits	$16	$-	$128	$-
Outplacement, Moving and Other Expenses	1	-	2	-
Restructuring Expenses	$17	$-	$130	$-

	As at	As at
	June 30,	December 31,
	2019	2018

Outstanding Restructuring Accrual, Beginning of Year	$-	$-
Restructuring Expenses Incurred	130	-
Restructuring Costs Paid	(88)	-
Outstanding Restructuring Accrual, End of Period (1)	$42	$-
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at June 30, 2019		As at June 30, 2018
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.49%	1.49%	1.84%	1.84%
Dividend Yield	1.46%	1.49%	0.46%	0.45%
Expected Volatility Rate (1)	43.62%	41.75%	57.56%	54.08%
Expected Term	2.9 yrs	2.6 yrs	1.8 yrs	2.0 yrs
Market Share Price	US$5.13	C$6.72	US$13.05	C$17.17
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total Compensation Costs of Transactions Classified as Cash-Settled	$(20)	$109	$44	$82
Less: Total Share-Based Compensation Costs Capitalized	3	(31)	(15)	(22)
Total Share-Based Compensation Expense (Recovery)	$(17)	$78	$29	$60

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$(2)	$22	$12	$16
Administrative	(15)	56	17	44
	$(17)	$78	$29	$60

As at June 30, 2019, the liability for share-based payment transactions totaled $63 million ($165 million as at December 31, 2018), of which $38 million ($131 million as at December 31, 2018) is recognized in accounts payable and accrued liabilities and $25 million ($34 million as at December 31, 2018) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at June 30, 2019	As at December 31, 2018

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$48	$148
Vested	15	17
	$63	$165

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Six Months Ended June 30, 2019 (thousands of units)

TSARs	1,066
SARs	1,517
PSUs	7,643
DSUs	89
RSUs	10,799

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Net Defined Periodic Benefit Cost	$-	$-	$10	$3	$10	$3
Defined Contribution Plan Expense	11	12	-	-	11	12
Total Benefit Plans Expense	$11	$12	$10	$3	$21	$15

Of the total benefit plans expense, $12 million (2018 - $11 million) was included in operating expense and $4 million (2018 - $4 million) was included in administrative expense. Excluding service costs, net defined periodic benefit costs of $5 million (2018 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Service Cost	$-	$-	$5	$3	$5	$3
Interest Cost	3	4	2	1	5	5
Expected Return on Plan Assets	(3)	(4)	-	-	(3)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(1)	(1)	(1)
Curtailment	-	-	4	-	4	-
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$10	$3	$10	$3

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

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

As at June 30, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$267	$48	$315	$(59)	$256
Long-term assets	-	117	9	126	(27)	99
Foreign Currency Derivatives:
Current assets	-	12	-	12	-	12
Long-term assets	-	4	-	4	-	4

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$66	$-	$66	$(59)	$7
Long-term liabilities	-	31	-	31	(27)	4

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$3	$-	$3	$-	$3
Long-term in other liabilities and provisions	-	9	-	9	-	9

As at December 31, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$492	$139	$631	$(77)	$554
Long-term assets	-	177	-	177	(16)	161

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$81	$-	$81	$(77)	$4
Long-term liabilities	-	38	-	38	(16)	22
Foreign Currency Derivatives:
Current liabilities	-	21	-	21	-	21

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4
Long-term in other liabilities and provisions	-	10	-	10	-	10

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at June 30, 2019, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2020. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the six months ended June 30 is presented below:

	Risk Management
	2019	2018

Balance, Beginning of Year	$139	$(51)
Total Gains (Losses)	(53)	(113)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(29)	47
Transfers Out of Level 3 (1)	-	-
Balance, End of Period	$57	$(117)
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$(8)	$(93)

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2019	As at December 31, 2018
Risk Management - WTI Options	Option Model	Implied Volatility	22% - 70%	29% - 73%

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $6 million ($6 million as at December 31, 2018) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2019, Encana has entered into $500 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019 and $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7443 to C$1, which mature monthly throughout 2020.

Risk Management Positions as at June 30, 2019

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	35.0 Mbbls/d	2019	60.31	$14
WTI Fixed Price	20.0 Mbbls/d	2020	60.46	32
Propane Fixed Price	3.8 Mbbls/d	2019	35.72	19
Butane Fixed Price	6.5 Mbbls/d	2019	40.54	18
Ethane Fixed Price	5.3 Mbbls/d	2019	17.23	8

WTI Three-Way Options
Sold call / bought put / sold put	87.5 Mbbls/d	2019	67.72 / 56.47 / 45.86	31
Sold call / bought put / sold put	45.0 Mbbls/d	2020	64.82 / 52.22 / 42.22	3

WTI Costless Collars
Sold call / bought put	31.0 Mbbls/d	2019	66.45 / 56.77	13
Sold call / bought put	15.0 Mbbls/d	2020	68.71 / 50.00	10

Basis Contracts (1)		2019		(24)
		2020		(19)

Crude Oil and NGLs Fair Value Position				105

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	828 MMcf/d	2019	2.72	56
NYMEX Fixed Price	450 MMcf/d	2020	2.72	30

NYMEX Costless Collars
Sold call / bought put	108 MMcf/d	2019	3.04 / 2.85	9
Sold call / bought put	40 MMcf/d	2020	2.93 / 2.50	1

NYMEX Call Options
Sold call	230 MMcf/d	2019	3.75	-
Bought call	230 MMcf/d	2019	3.75	(2)
Sold call	230 MMcf/d	2020	3.25	2

Basis Contracts (2)		2019		50
		2020		83
		2021		4
		2022 - 2023		12

Natural Gas Fair Value Position				245

Net Premiums Received on Unexpired Options				(6)

Other Derivative Contracts
Fair Value Position				(12)

Foreign Currency Contracts
Fair Value Position (3)		2019 - 2020		16
Total Fair Value Position and Net Premiums Received				$348

(1)	Encana has entered into crude and NGL differential swaps associated with Midland, Magellan East Houston, Belvieu, Conway, Brent and WTI.
(2)	Encana has entered into natural gas basis swaps associated with AECO, Dawn, Chicago, Malin, Waha, Houston Ship Channel and NYMEX.
(3)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$107	$14	$179	$(18)
Foreign Currency Derivatives:
Foreign exchange	(1)	3	(1)	10
	$106	$17	$178	$(8)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$83	$(326)	$(344)	$(258)
Foreign Currency Derivatives:
Foreign exchange	17	(8)	37	(26)
	$100	$(334)	$(307)	$(284)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$190	$(312)	$(165)	$(276)
Foreign Currency Derivatives:
Foreign exchange	16	(5)	36	(16)
	$206	$(317)	$(129)	$(292)

(1)

Includes realized gains of $1 million and $3 million for the three and six months ended June 30, 2019, respectively, (2018 - gains of $2 million and $3 million, respectively) related to other derivative contracts.

(2)

Includes unrealized losses of $1 million and $1 million for the three and six months ended June 30, 2019, respectively, (2018 - losses of $1 million and $1 million, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2019		2018
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$654
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(129)	$(129)	$(292)
Settlement of Other Derivative Contracts	3
Amortization of Option Premiums During the Period	(2)
Fair Value of Contracts Realized During the Period	(178)	(178)	8
Fair Value of Contracts and Net Premiums Received, End of Period	$348	$(307)	$(284)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2019	2018

Risk Management Assets
Current	$268	$554
Long-term	103	161
	371	715

Risk Management Liabilities
Current	7	25
Long-term	4	22
	11	47

Other Derivative Contracts
Current in accounts payable and accrued liabilities	3	4
Long-term in other liabilities and provisions	9	10
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$348	$654

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at June 30, 2019, the Company had no significant credit derivatives in place and held no collateral.

As at June 30, 2019, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2019, approximately 96 percent (97 percent as at December 31, 2018) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at June 30, 2019, Encana had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 26 percent and 12 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2018, Encana had four counterparties whose net settlement position accounted for 30 percent, 13 percent, 12 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from two to five years with a fair value recognized of $12 million as at June 30, 2019 ($14 million as at December 31, 2018). The maximum potential amount of undiscounted future payments is $179 million as at June 30, 2019, and is considered unlikely.

23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating Activities
Accounts receivable and accrued revenues	$(57)	$(142)	$117	$(144)
Accounts payable and accrued liabilities	104	47	16	40
Current portion of operating lease liabilities	(6)	-	61	-
Income tax receivable and payable	3	(11)	(32)	(10)
	$44	$(106)	$162	$(114)

B)	Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$8	$5	$11	$10
Property, plant and equipment accruals	(35)	72	47	81
Capitalized long-term incentives	(3)	31	(32)	(5)
Property additions/dispositions (swaps)	1	91	3	140
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$-	$(3,478)	$-
Common shares issued under dividend reinvestment plan (See Note 15)	-	-	-	-

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2019:

	Expected Future Payments
(undiscounted)	2019	2020	2021	2022	2023	Thereafter	Total

Transportation and Processing	$395	$736	$622	$592	$484	$2,417	$5,246
Drilling and Field Services	95	23	6	-	-	-	124
Building Leases	7	15	14	11	7	15	69
Total	$497	$774	$642	$603	$491	$2,432	$5,439

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

Contingencies

Encana is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Encana’s financial position, cash flows or results of operations. Management’s assessment of these matters may change in the future as certain of these matters are in early stages or are subject to a number of uncertainties. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company discloses the nature and a range of potential exposures. If an unfavorable outcome were to occur, there exists the possibility of a material impact on the Company’s consolidated net earnings or loss for the period in which the effect becomes reasonably estimable. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. Such accruals are based on the Company’s information known about the matters, estimates of the outcomes of such matters and experience in handling similar matters.

In conjunction with the acquisition of Newfield as described in Note 8, various legal claims and actions arising in the normal course of Newfield’s operations were assumed by Encana. On March 29, 2019, Newfield and its wholly-owned subsidiary entered into an Agreement and Mutual Release with Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, “Sapura”) to settle arbitration claims arising from Sapura’s purchase of Newfield’s Malaysian business in February 2014. Under the Agreement and Mutual Release, Newfield and its wholly-owned subsidiary paid Sapura $22.5 million. The settlement amount including legal fees was included in the purchase price allocation as part of the current liabilities assumed by Encana at the acquisition date. Although the outcome of any remaining legal claims and actions assumed by Encana following the acquisition of Newfield cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Encana’s financial position, cash flows or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2019 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2018, which are included in Items 8 and 7, respectively, of the 2018 Annual Report on Form 10‑K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Encana is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Encana is committed to growing long-term shareholder value through a combination of profitable growth and generating cash flows in excess of capital expenditures. The Company is pursuing the key business objectives of preserving balance sheet strength, exercising a disciplined capital allocation strategy by investing in a limited number of core assets, maximizing profitability through operational and capital efficiencies, returning capital to shareholders through sustainable dividends and investing in high margin liquids plays to drive cash flow.

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a team. Encana rapidly deploys successful ideas and practices across its assets, becoming more efficient as innovative and sustainable improvements are implemented.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2019, Encana is focusing on quality cash flow growth from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at June 30, 2019, these comprised Permian and Anadarko in the U.S., and Montney in Canada. These top tier assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital into high margin liquids plays that support sustainable cash flow generation. The Company’s other upstream assets, including Eagle Ford, Duvernay, Williston and Uinta continue to deliver operating cash flows for the Company.

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

In evaluating its operations and assessing its leverage, the Company reviews performance-based measures such as Non‑GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs and debt-based metrics such as Debt to Adjusted Capitalization and Net Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first six months of 2019, Encana focused on executing its 2019 capital plan, generating cash from operating activities and returning capital to shareholders through dividends and share buybacks. Since the completion of the Newfield acquisition in February, the Company has substantially integrated the businesses as of the end of the second quarter, and is on track to exceed the synergies previously announced from the strategic combination. Higher upstream product revenues in the first six months of 2019 compared to 2018 resulted from higher production volumes, partially offset by lower average realized prices, excluding the impact of risk management activities. Total production volumes increased by 60 percent compared to 2018 primarily due to the Newfield acquisition and successful drilling programs. The increase was partially offset by lower average realized liquids prices of 19 percent, primarily due to lower NGL and oil benchmark prices. Encana also focused on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•

Completed the acquisition of all issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares on February 13, 2019. The acquired operations are focused on the development of oil-rich properties primarily located in the Anadarko Basin in Oklahoma. Following the acquisition, Newfield’s senior notes totaling $2.45 billion remain outstanding.

•

Purchased, for cancellation, 149.4 million common shares for total consideration of approximately $1,037 million, thereby fully executing the Company’s previously announced NCIB for up to 10 percent of Encana’s public float of common shares.

•	Announced a substantial issuer bid (the “Offer”) to purchase, for cancellation, up to $213 million of outstanding common shares, which commenced on July 8, 2019 and expires on August 14, 2019.
•

Reached an agreement with the China National Offshore Oil Corporation (“CNOOC”) to terminate Encana’s production sharing contract, which governs the Company’s China Operations. The transaction is effective July 31, 2019, and is subject to the satisfaction of certain conditions.

Financial Results

Three months ended June 30, 2019

•

Reported net earnings of $336 million, including net gains on risk management in revenues of $190 million, before tax, a net foreign exchange gain of $55 million, before tax, and restructuring charges of $17 million, before tax.

•	Generated cash from operating activities of $906 million, Non-GAAP Cash Flow of $877 million and Non‑GAAP Cash Flow Margin of $16.27 per BOE.
•

Returned capital to shareholders through the purchase, for cancellation, of approximately 93.5 million common shares for total consideration of approximately $637 million and paid dividends of $0.01875 per common share totaling $25 million.

Six months ended June 30, 2019

•

Reported net earnings of $91 million, including a net loss on risk management in revenues of $165 million, before tax, restructuring charges of $130 million, before tax, a net foreign exchange gain of $92 million, before tax, and acquisition costs of $33 million, before tax.

•	Generated cash from operating activities of $1,435 million, Non-GAAP Cash Flow of $1,299 million and Non‑GAAP Cash Flow Margin of $13.53 per BOE.
•

Returned capital to shareholders through the purchase, for cancellation, of approximately 149.4 million common shares for total consideration of approximately $1,037 million and paid dividends of $0.0375 per common share totaling $53 million.

•

Held cash and cash equivalents of $167 million and had $4.0 billion in available credit facilities of which Encana’s $2.5 billion revolving credit facility supported the issuance of $761 million of commercial paper as at June 30, 2019.

Capital Investment

•	Directed $543 million, or 72 percent, of total capital spending to Permian, Anadarko and Montney in the second quarter of 2019 and $1,087 million, or 73 percent, during the first six months of 2019.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2019

•

Produced average oil and NGL volumes of 324.0 Mbbls/d which accounted for 55 percent of total production volumes. Average oil and plant condensate production volumes of 234.6 Mbbls/d were 72 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,607 MMcf/d which accounted for 45 percent of total production volumes.

Six months ended June 30, 2019

•

Produced average oil and NGL volumes of 277.9 Mbbls/d which accounted for 52 percent of total production volumes. Average oil and plant condensate production volumes of 202.8 Mbbls/d were 73 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,514 MMcf/d which accounted for 48 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to other downstream markets to optimize realized commodity prices and revenues through a combination of derivative financial instruments and transportation contracts.
•

Continued to benefit from secured pipeline transportation capacity to the Dawn and Houston markets to protect against AECO and Midland differentials to NYMEX and WTI, respectively; maintained access to local markets through existing transportation contracts.

•

Incurred Total Costs in the second quarter and the first six months of 2019 of $12.78 per BOE and $13.06 per BOE, respectively, a decrease compared to 2018 of $0.84 per BOE and $0.51 per BOE, respectively. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. Significant items in the second quarter and the first six months of 2019 impacting Total Costs include:

o

Lower upstream transportation and processing expense in the second quarter and the first six months of 2019 compared to 2018 of $1.19 per BOE and $0.88 per BOE, respectively, primarily due to the higher proportion of total production volumes from the USA Operations, which benefit from lower than average per BOE transportation and processing costs. Production volumes in the USA Operations were higher in the second quarter and first six months of 2019 compared to 2018 due to the Newfield acquisition; and

o

Higher administrative expense, excluding long-term incentive costs and restructuring costs, in the second quarter and the first six months of 2019 compared to 2018 of $0.12 per BOE and $0.24 per BOE, respectively, primarily due to the change in accounting treatment for The Bow office building.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.

Subsequent Events

On July 8, 2019, the Company announced an agreement to sell its Arkoma Basin natural gas assets, comprising approximately 140,000 net acres in Oklahoma, for total cash consideration of $165 million. The sale is expected to close in the third quarter of 2019 and is subject to customary closing conditions, regulatory approvals and other adjustments.

On July 31, 2019, Encana completed the termination of the Company’s production sharing contract with CNOOC in China. Subsequently, Encana no longer has operations remaining in China. Encana’s exit from China supports the Company’s strategy to focus development on core assets.

2019 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2019 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. At a meeting in December 2018, OPEC and certain non-OPEC countries (collectively “OPEC”) agreed to reduce crude oil production, beginning in January 2019 for an initial period of six months, seeking to balance the global oil market in response to changing fundamentals. In early July 2019, OPEC agreed to extend production cuts for an additional period of nine months from July 2019 to March 2020. Risks to the global economy, including trade disputes, U.S. sanctions policy, U.S. production growth, and potential oil supply outages in major producing countries resulting from geopolitical instability, could further contribute to price volatility in 2019. OPEC is scheduled to meet again in December 2019 to review production levels which could potentially result in other supply adjustments and contribute to price fluctuations.

Natural gas prices in 2019 will be affected by the timing of supply and demand growth and the effects of seasonal weather. Natural gas prices in western Canada have seen significant negative price pressure as strong supply continues to surpass regional demand and stress effective pipeline capacity. Despite initial price strength related to lower than normal storage in 2019, mild summer weather and continued production increases in both the Northeast U.S. and associated gas production in the Permian Basin are putting downward pressure on U.S. natural gas prices. As a result, potential for improvement in longer-term U.S. natural gas prices remains limited.

Company Outlook

Encana is well positioned in the current price environment in order to balance growth with the generation of cash flows in excess of capital expenditures. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at June 30, 2019, the Company has hedged approximately 153.5 Mbbls/d of expected crude oil and condensate production and 936 MMcf/d of expected natural gas production for the remainder of the year. Additional information on Encana’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Capital Investment

Encana is on track to meet its full year 2019 capital investment guidance of $2.5 billion to $2.7 billion and expects to fund its capital program from 2019 cash generated from operating activities. During the first six months of 2019, the Company spent $1,486 million, of which $517 million was directed to Permian with 57 net wells drilled, $378 million was directed to Anadarko with 32 net wells drilled since the Newfield acquisition closed on February 13, 2019, and $192 million was directed to Montney with 47 net wells drilled. Capital investment in the Core Assets is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment in Montney is expected to be allocated to both Cutbank Ridge and Pipestone areas with a focus on maximizing returns from high margin liquids. The remainder of the capital investment, primarily directed to Eagle Ford, Duvernay, Williston and Uinta, is expected to optimize operating free cash flows.

Encana continually strives to improve well performance and lower costs through innovative techniques. Encana's large-scale cube development model utilizes multi-well pads and advanced completion designs to access stacked pay resource to maximize returns and resource recovery from its reservoirs. Encana deployed cube development in Anadarko in the second quarter of 2019, which reduced well costs by approximately $1.4 million per well in 2019 compared to Newfield’s 2018 well costs, exceeding the Company’s previously announced expected savings of $1 million per well. The impact of Encana’s disciplined capital program and continuous innovation create flexibility and opportunity to grow cash flows and production volumes going forward.

Production

Encana’s shift to a more balanced portfolio has reduced the extent of exposure to commodity market volatility and positioned the Company to generate sustainable future cash flows. During the first six months of 2019, average liquids production volumes were 277.9 Mbbls/d, or 52 percent of total production volumes, and average natural gas production volumes were 1,514 MMcf/d, or 48 percent of total production volumes. In 2019, the Company plans to continue growing liquids production and expects liquids to exceed 50 percent of total production volumes on an annualized basis. The Company is on track to meet its full year 2019 production volumes guidance ranges for liquids of 290.0 Mbbls/d to 310.0 Mbbls/d and natural gas of 1,500 MMcf/d to 1,600 MMcf/d as a result of the Newfield acquisition and the Company’s capital plans for its Core Assets.

Operating Expenses

For 2019, Encana has guided towards Total Costs in the range of $12.75 per BOE to $13.25 per BOE. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. In the first six months of 2019, Total Costs of $13.06 per BOE are within the full year 2019 guidance range and are expected to trend downward as integration synergies are realized. Upstream transportation and processing expense was $6.70 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs and restructuring costs, were $3.43 per BOE and $1.67 per BOE, respectively. Encana expects efficiency improvements and effective supply chain management, including favorable price negotiations, to offset any inflationary pressures.

Workforce reductions and operating efficiencies have reduced operating and administrative costs by $44 million to date and are expected to be reduced by approximately $175 million on an annualized basis, compared to the combined costs of Newfield and Encana prior to the acquisition. These synergies surpass the Company’s original estimate of $125 million and exclude expected restructuring costs to be incurred in 2019. To date, restructuring costs of $130 million have been incurred.

Additional information on Encana’s 2019 Corporate Guidance can be accessed on the Company’s website in the Corporate Presentation at www.encana.com.

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Product and Service Revenues
Upstream product revenues	$1,594	$984	$2,839	$1,941
Market optimization	250	291	576	592
Service revenues	4	2	5	4
Total Product and Service Revenues	1,848	1,277	3,420	2,537

Gains (Losses) on Risk Management, Net	190	(312)	(165)	(276)
Sublease Revenues	17	18	35	35
Total Revenues	2,055	983	3,290	2,296

Total Operating Expenses (1)	1,517	1,099	2,979	2,075
Operating Income (Loss)	538	(116)	311	221
Total Other (Income) Expenses	41	105	120	282
Net Earnings (Loss) Before Income Tax	497	(221)	191	(61)
Income Tax Expense (Recovery)	161	(70)	100	(61)

Net Earnings (Loss)	$336	$(151)	$91	$-
(1)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

As Encana completed the Newfield acquisition on February 13, 2019, the post‑acquisition results of the operations of Newfield are included in the Company’s interim consolidated results beginning February 14, 2019. As a result of the Newfield business combination and the addition of the Anadarko asset to Encana’s portfolio, the Company’s Core Assets were redefined to include Permian and Anadarko in the U.S. and Montney in Canada. The 2018 Core Assets production presentation has been updated to align with the Company’s 2019 Core Assets and reflects Permian and Montney.

Revenues

Encana’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Encana’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. The Canadian Operations realized prices are linked to Edmonton Condensate and AECO, as well as other downstream natural gas benchmarks, including Dawn. The USA Operations realized prices generally reflect WTI and NYMEX benchmark prices, as well as other downstream oil benchmarks, including Houston. The other downstream benchmarks reflect the diversification of the Company’s markets. Realized NGL prices are significantly influenced by oil and other benchmark prices and the NGL production mix. Recent trends in benchmark prices relevant to Encana are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2019	2018	2019	2018

Oil & NGLs
WTI ($/bbl)	$59.82	$67.88	$57.36	$65.37
Houston ($/bbl)	66.57	70.59	63.69	68.48
Edmonton Condensate (C$/bbl)	74.73	88.84	70.97	84.28

Natural Gas
NYMEX ($/MMBtu)	$2.64	$2.80	$2.89	$2.90
AECO (C$/Mcf)	1.17	1.03	1.56	1.44
Dawn (C$/MMBtu)	3.13	3.60	3.49	3.71

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2019	2018	2019	2018	2019	2018	2019	2018

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.2	0.4	$53.31	$58.13	0.3	0.4	$44.20	$56.87
USA Operations	175.7	84.2	59.12	66.57	149.6	83.4	57.19	64.97
China Operations	3.4	-	67.84	-	2.8	-	66.96	-
Total	179.3	84.6	59.27	66.52	152.7	83.8	57.35	64.93

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	44.1	29.9	54.66	67.55	41.4	28.7	52.31	64.48
USA Operations	11.2	3.8	46.65	57.20	8.7	3.2	45.57	55.05
Total	55.3	33.7	53.04	66.38	50.1	31.9	51.14	63.51

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	15.8	12.5	6.95	26.27	15.9	11.5	13.54	27.99
USA Operations	73.6	24.5	13.19	22.37	59.2	23.1	14.92	21.51
Total	89.4	37.0	12.09	23.69	75.1	34.6	14.63	23.66

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	60.1	42.8	42.12	55.38	57.6	40.6	41.57	54.06
USA Operations	260.5	112.5	45.60	56.61	217.5	109.7	45.22	55.53
China Operations	3.4	-	67.84	-	2.8	-	66.96	-
Total	324.0	155.3	45.19	56.27	277.9	150.3	44.68	55.14

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	988	949	1.70	1.84	1,020	942	2.16	2.16
USA Operations	619	146	1.87	2.07	494	143	2.03	2.29
Total	1,607	1,095	1.76	1.87	1,514	1,085	2.12	2.17

Total Production (MBOE/d, $/BOE)
Canadian Operations	224.8	200.9	18.72	20.50	227.8	197.6	20.20	21.37
USA Operations	363.6	137.0	35.85	48.72	299.8	133.6	36.15	48.08
China Operations	3.4	-	67.84	-	2.8	-	66.96	-
Total	591.8	337.9	29.52	31.93	530.4	331.2	29.46	32.14

Production Mix (%)
Oil & Plant Condensate	40	35			38	35
NGLs – Other	15	11			14	10
Total Oil & NGLs	55	46			52	45
Natural Gas	45	54			48	55

Production Growth
Year Over Year (%) (3)
Total Oil & NGLs	109				85
Natural Gas	47				40
Total Production	75				60

Core Assets Production (4)
Oil (Mbbls/d)	118.9	55.5			101.2	55.0
NGLs – Plant Condensate (Mbbls/d)	47.6	26.3			42.7	24.3
NGLs – Other (Mbbls/d)	79.1	28.3			65.5	26.3
Total Oil & NGLs (Mbbls/d)	245.6	110.1			209.4	105.6
Natural Gas (MMcf/d)	1,348	926			1,280	908
Total Production (MBOE/d)	470.3	264.4			422.6	256.8
% of Total Encana Production	79	78			80	78
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.
(4)

Core Assets production presentation aligns with the Company’s 2019 Core Assets, which include Permian, Anadarko and Montney. Core Assets production for 2018 has been updated and reflects Permian and Montney.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2018 Upstream Product Revenues	$511	$203	$80	$187	$981
Increase (decrease) due to:
Sales prices	(28)	(56)	(53)	(34)	(171)
Production volumes	485	119	71	105	780
2019 Upstream Product Revenues	$968	$266	$98	$258	$1,590

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2018 Upstream Product Revenues	$985	$366	$148	$428	$1,927
Increase (decrease) due to:
Sales prices	(91)	(98)	(74)	(17)	(280)
Production volumes	692	196	124	170	1,182
2019 Upstream Product Revenues	$1,586	$464	$198	$581	$2,829
(1)

Natural gas revenues for the second quarter and the first six months of 2019 exclude certain other revenue and royalty adjustments with no associated production volumes of $4 million and $10 million, respectively (2018 - royalty adjustments of $3 million and $14 million, respectively).

Oil Revenues

Three months ended June 30, 2019 versus June 30, 2018

Oil revenues increased $457 million compared to the second quarter of 2018 primarily due to:

•

Higher average oil production volumes of 94.7 Mbbls/d increased revenues by $485 million. Higher volumes were primarily due to the Newfield acquisition (76.9 Mbbls/d) and successful drilling programs in Anadarko and Permian (19.7 Mbbls/d);

partially offset by:

•	Lower average realized oil prices of $7.25 per bbl, or 11 percent, decreased revenues by $28 million. The decrease reflected a lower WTI benchmark price which was down 12 percent.

Six months ended June 30, 2019 versus June 30, 2018

Oil revenues increased $601 million compared to the first six months of 2018 primarily due to:

•

Higher average oil production volumes of 68.9 Mbbls/d increased revenues by $692 million. Higher volumes were primarily due to the Newfield acquisition (58.2 Mbbls/d) and successful drilling programs in Permian and Anadarko (12.9 Mbbls/d), partially offset by the sale of the San Juan assets in the fourth quarter of 2018 (2.7 Mbbls/d); and

•	Lower average realized oil prices of $7.58 per bbl, or 12 percent, decreased revenues by $91 million. The decrease reflected a lower WTI benchmark price which was down 12 percent.

NGL Revenues

Three months ended June 30, 2019 versus June 30, 2018

NGL revenues increased $81 million compared to the second quarter of 2018 primarily due to:

•

Higher average plant condensate production volumes of 21.6 Mbbls/d increased revenues by $119 million. Higher volumes were primarily due to successful drilling programs in Montney and Anadarko (14.1 Mbbls/d), the Newfield acquisition (5.6 Mbbls/d) and reduced third-party plant downtime and pipeline restrictions in Montney (1.8 Mbbls/d); and

•

Higher average other NGL production volumes of 52.4 Mbbls/d increased revenues by $71 million. Higher volumes were primarily due to the Newfield acquisition (35.6 Mbbls/d) and successful drilling programs in Anadarko, Montney and Permian (19.0 Mbbls/d);

partially offset by:

•

Lower average realized plant condensate prices of $13.34 per bbl, or 20 percent, decreased revenues by $56 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 16 percent and 12 percent, respectively, as well as fluctuations in regional pricing relative to the Edmonton Condensate and WTI benchmark prices; and

•	Lower average realized other NGL prices of $11.60 per bbl, or 49 percent, decreased revenues by $53 million reflecting lower other NGL benchmark prices.

Six months ended June 30, 2019 versus June 30, 2018

NGL revenues increased $148 million compared to the first six months of 2018 primarily due to:

•

Higher average plant condensate production volumes of 18.2 Mbbls/d increased revenues by $196 million. Higher volumes were primarily due to successful drilling programs in Montney and Anadarko (13.9 Mbbls/d) and the Newfield acquisition (4.2 Mbbls/d); and

•

Higher average other NGL production volumes of 40.5 Mbbls/d increased revenues by $124 million. Higher volumes were primarily due to the Newfield acquisition (26.9 Mbbls/d) and successful drilling programs in Anadarko, Montney and Permian (15.8 Mbbls/d);

partially offset by:

•

Lower average realized plant condensate prices of $12.37 per bbl, or 19 percent, decreased revenues by $98 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 16 percent and 12 percent, respectively, as well as fluctuations in regional pricing relative to the Edmonton Condensate and WTI benchmark prices; and

•	Lower average realized other NGL prices of $9.03 per bbl, or 38 percent, decreased revenues by $74 million reflecting lower other NGL benchmark prices.

Natural Gas Revenues

Three months ended June 30, 2019 versus June 30, 2018

Natural gas revenues increased $71 million compared to the second quarter of 2018 primarily due to:

•

Higher average natural gas production volumes of 512 MMcf/d increased revenues by $105 million primarily due to the Newfield acquisition (450 MMcf/d), successful drilling programs in Montney, Anadarko and Permian (65 MMcf/d), and reduced third-party plant downtime and pipeline restrictions in Montney (25 MMcf/d), partially offset by lower production in Other Upstream Operations primarily due to natural declines (24 MMcf/d) and the sale of the San Juan assets in the fourth quarter of 2018 (9 MMcf/d); and

•

Lower average realized natural gas prices $0.11 per Mcf, or six percent, decreased revenues by $34 million reflecting lower Dawn and NYMEX benchmark prices which were down 13 percent and six percent, respectively, weakening regional pricing in the USA Operations, partially offset by a higher AECO benchmark price which was up 14 percent.

Six months ended June 30, 2019 versus June 30, 2018

Natural gas revenues increased $153 million compared to the first six months of 2018 primarily due to:

•

Higher average natural gas production volumes of 429 MMcf/d increased revenues by $170 million primarily due to the Newfield acquisition (341 MMcf/d) and successful drilling programs in Montney, Permian and Anadarko (122 MMcf/d), partially offset by lower production in Other Upstream Operations primarily due to natural declines (21 MMcf/d) and the sale of the San Juan assets in the fourth quarter of 2018 (9 MMcf/d); and

•	Lower average realized natural gas prices of $0.05 per Mcf, or two percent, decreased revenues by $17 million primarily due to weakening regional pricing.

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at June 30, 2019 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of Encana’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$15	$(65)	$46	$(121)
NGLs - Plant Condensate	3	(37)	15	(58)
NGLs - Other	22	-	33	-
Natural Gas	67	116	83	160
Other (2)	-	-	2	1
Total	107	14	179	(18)

Unrealized Gains (Losses) on Risk Management	83	(326)	(344)	(258)
Total Gains (Losses) on Risk Management, Net	$190	$(312)	$(165)	$(276)

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$0.87	$(8.52)	$1.65	$(8.04)
NGLs - Plant Condensate ($/bbl)	$0.53	$(11.90)	$1.60	$(9.97)
NGLs - Other ($/bbl)	$2.66	$0.08	$2.44	$0.04
Natural Gas ($/Mcf)	$0.46	$1.16	$0.30	$0.81
Total ($/BOE)	$1.96	$0.44	$1.84	$(0.32)
(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Market Optimization	$250	$291	$576	$592

Three months ended June 30, 2019 versus June 30, 2018

Market Optimization revenues decreased $41 million compared to the second quarter of 2018 primarily due to:

•	Lower sales of third-party purchased volumes ($28 million) and lower benchmark prices ($13 million) related to natural gas.

Six months ended June 30, 2019 versus June 30, 2018

Market Optimization revenues decreased $16 million compared to the first six months of 2018 primarily due to:

•	Lower sales of third-party purchased natural gas volumes ($50 million) and lower benchmark prices ($36 million);

partially offset by:

•

Higher sales of third-party purchased liquids volumes primarily due to changing conditions relating to Canadian market curtailments, resulting in additional third-party purchases to meet firm sales commitments in the first quarter of 2019 ($70 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on The Bow office sublease can be found in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$4	$4	$8	$8
USA Operations	69	31	113	56
Total	$73	$35	$121	$64

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$0.22	$0.21	$0.20	$0.22
USA Operations	$2.07	$2.48	$2.08	$2.31
Total	$1.36	$1.13	$1.26	$1.06

Three months ended June 30, 2019 versus June 30, 2018

Production, mineral and other taxes increased $38 million compared to the second quarter of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition ($37 million) and higher assessed property values in Permian ($2 million);

partially offset by:

•	The sale of the San Juan assets in the fourth quarter of 2018 ($2 million).

Six months ended June 30, 2019 versus June 30, 2018

Production, mineral and other taxes increased $57 million compared to the first six months of 2018 primarily due to:

•

Higher production volumes as a result of the Newfield acquisition ($53 million), higher assessed property values in Permian ($5 million) and the recovery of certain production taxes in 2018 in the USA Operations ($4 million);

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$217	$207	$429	$397
USA Operations	136	31	215	58
Upstream Transportation and Processing	353	238	644	455

Market Optimization	59	34	106	66
Total	$412	$272	$750	$521

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$10.60	$11.29	$10.40	$11.09
USA Operations	$4.09	$2.51	$3.95	$2.39
Upstream Transportation and Processing	$6.54	$7.73	$6.70	$7.58

Three months ended June 30, 2019 versus June 30, 2018

Transportation and processing expense increased $140 million compared to the second quarter of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition and successful drilling in Anadarko ($105 million), and growth in Montney ($27 million);

partially offset by:

•	Lower U.S./Canadian dollar exchange rate ($7 million).

Upstream transportation and processing decreased $1.19 per BOE compared to the second quarter of 2018 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition.

Six months ended June 30, 2019 versus June 30, 2018

Transportation and processing expense increased $229 million compared to the first six months of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition and successful drilling in Anadarko ($160 million), and growth in Montney ($66 million);

partially offset by:

•	Lower U.S./Canadian dollar exchange rate ($16 million).

Upstream transportation and processing decreased $0.88 per BOE compared to the first six months of 2018 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition.

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and gas properties in which the Company has a working interest. These costs primarily include labour, service contract fees, chemicals and fuel.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$27	$35	$64	$64
USA Operations	148	84	263	158
China Operations	8	-	12	-
Upstream Operating Expense	183	119	339	222

Market Optimization	5	13	15	17
Corporate & Other	(1)	5	(2)	9
Total	$187	$137	$352	$248

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$1.27	$1.89	$1.54	$1.75
USA Operations	$4.46	$6.75	$4.84	$6.52
China Operations	$27.68	$-	$23.80	$-
Upstream Operating Expense (1)	$3.39	$3.86	$3.52	$3.67
(1)

Upstream Operating Expense per BOE for the second quarter and first six months of 2019 includes a recovery of long-term incentive costs of $0.01/BOE and long-term incentive costs of $0.09/BOE, respectively (2018 - long-term incentive costs of $0.46/BOE and $0.17/BOE, respectively).

Three months ended June 30, 2019 versus June 30, 2018

Operating expense increased $50 million compared to the second quarter of 2018 primarily due to:

•	The Newfield acquisition and growth in Anadarko ($91 million), and higher activity in Permian ($4 million);

partially offset by:

•

A recovery of long-term incentive costs resulting from the decrease in Encana’s share price in the second quarter of 2019 compared to long-term incentive costs resulting from an increase in the share price in the second quarter of 2018 ($24 million), lower activity in Eagle Ford ($6 million), lower salaries and benefits in the Canadian Operations ($3 million) and the sale of the San Juan assets in the fourth quarter of 2018 ($3 million).

Six months ended June 30, 2019 versus June 30, 2018

Operating expense increased $104 million compared to the first six months of 2018 primarily due to:

•	The Newfield acquisition and growth in Anadarko, as well as higher activity in Permian and Montney ($140 million);

partially offset by:

•

Lower activity in Eagle Ford ($7 million), lower salaries and benefits in the Canadian Operations ($5 million), the sale of the San Juan assets in the fourth quarter of 2018 ($5 million) and lower long-term incentive costs resulting from a decrease in Encana’s share price ($4 million).

Additional information on Encana’s long-term incentives can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Market Optimization	$222	$248	$520	$521

Three months ended June 30, 2019 versus June 30, 2018

Purchased product expense decreased $26 million compared to the second quarter of 2018 primarily due to:

•	Lower third-party purchased volumes ($17 million) and lower benchmark prices ($9 million) related to natural gas.

Six months ended June 30, 2019 versus June 30, 2018

Purchased product expense decreased $1 million compared to the first six months of 2018 primarily due to:

•	Lower third-party purchased natural gas volumes ($45 million) and lower benchmark prices ($29 million);

partially offset by:

•

Higher third-party purchased liquids volumes primarily due to changing conditions relating to Canadian market curtailments in the first quarter of 2019, resulting in additional third-party purchases to meet firm sales commitments in the first quarter of 2019 ($73 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$95	$85	$187	$162
USA Operations	429	202	703	387
Upstream DD&A	524	287	890	549

Market Optimization	-	1	-	1
Corporate & Other	8	12	19	25
Total	$532	$300	$909	$575

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$4.64	$4.67	$4.53	$4.53
USA Operations	$12.96	$16.15	$12.96	$16.00
Upstream DD&A	$9.78	$9.33	$9.32	$9.16

Three months ended June 30, 2019 versus June 30, 2018

DD&A increased $232 million compared to the second quarter of 2018 primarily due to:

•	Higher production volumes in the USA and Canadian Operations ($310 million and $11 million, respectively), partially offset by lower depletion rates in the USA Operations ($83 million).

The depletion rate in the USA Operations decreased $3.19 per BOE compared to the second quarter of 2018 primarily due to:

•	Higher reserve volumes primarily in Permian, as well as additional reserve volumes acquired with the Newfield acquisition.

Six months ended June 30, 2019 versus June 30, 2018

DD&A increased $334 million compared to the first six months of 2018 primarily due to:

•	Higher production volumes in the USA and Canadian Operations ($426 million and $25 million, respectively), partially offset by lower depletion rates in the USA Operations ($109 million).

The depletion rate in the USA Operations decreased $3.04 per BOE compared to the first six months of 2018 primarily due to:

•	Higher reserve volumes primarily in Permian, as well as additional reserve volumes acquired with the Newfield acquisition.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in Calgary, Denver and The Woodlands offices. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Administrative, excluding Long-Term Incentive and
Restructuring Costs	$79	$43	$161	$86
Long-term incentive costs	(15)	56	17	44
Restructuring costs	17	-	130	-
Total Administrative	$81	$99	$308	$130

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2019	2018	2019	2018

Administrative, excluding Long-Term Incentive and
Restructuring Costs	$1.48	$1.36	$1.67	$1.43
Long-term incentive costs	(0.28)	1.84	0.18	0.74
Restructuring costs	0.31	-	1.36	-
Total Administrative	$1.51	$3.20	$3.21	$2.17

Three months ended June 30, 2019 versus June 30, 2018

Administrative expense in the second quarter of 2019 decreased $18 million compared to the second quarter of 2018 primarily due to a recovery of long-term incentive costs resulting from a decrease in Encana’s share price in the second quarter of 2019 compared to long-term incentive costs resulting from an increase in the share price in the second quarter of 2018 ($71 million), partially offset by the impact from adopting ASC Topic 842, “Leases”, as discussed further below ($28 million), restructuring costs incurred in 2019 ($17 million) and costs related to the Newfield acquisition ($9 million), including non‑recurring integration expenses of $4 million.

Six months ended June 30, 2019 versus June 30, 2018

Administrative expense in the first six months of 2019 increased $178 million compared to the first six months of 2018 primarily due to restructuring costs incurred in 2019 ($130 million), the impact from adopting ASC Topic 842, “Leases”, as discussed further below ($56 million) and costs related to the Newfield acquisition ($17 million), including non-recurring integration expenses of $8 million, partially offset by lower long-term incentive costs resulting from a decrease in Encana’s share price ($27 million).

During the first six months of 2019, Encana completed workforce reductions in conjunction with the Newfield acquisition to better align staffing levels and the organizational structure. Additional information on restructuring charges can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On January 1, 2019, Encana adopted ASC Topic 842 which requires all operating leases to be recognized on the Balance Sheet. As a result, The Bow office building was determined to be an operating lease with the lease payments recorded in administrative expense starting in 2019. Previously, payments related to The Bow office building were recognized as interest expense and principal repayment. Prior periods have not been restated and are reported in accordance with ASC Topic 840, “Leases”. Additional information on the adoption of ASC Topic 842 can be found in Notes 2 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Interest	$99	$81	$186	$173
Foreign exchange (gain) loss, net	(55)	25	(92)	116
(Gain) loss on divestitures, net	-	(1)	1	(4)
Other (gains) losses, net	(3)	-	25	(3)
Total Other (Income) Expenses	$41	$105	$120	$282

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense in the second quarter of 2019 increased $18 million compared to the second quarter of 2018 due to higher interest expense on long-term debt primarily relating to Newfield’s outstanding senior notes and issuances under the Company’s U.S. commercial paper (“U.S. CP”) program ($30 million) and an interest recovery due to the resolution of certain tax items relating to prior taxation years in 2018 ($11 million), partially offset by the change in accounting treatment for The Bow office building as a result of the adoption of ASC Topic 842 ($16 million) and lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($4 million).

Interest expense in the first six months of 2019 increased $13 million compared to the first six months of 2018 due to higher interest expense on long-term debt primarily relating to Newfield’s outstanding senior notes and issuances under the Company’s U.S. CP program ($46 million) and an interest recovery due to the resolution of certain tax items relating to prior taxation years in 2018 ($11 million), partially offset by the change in accounting treatment for The Bow office building as a result of the adoption of ASC Topic 842 ($32 million), capitalized interest ($5 million) and lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($4 million).

Additional information on the adoption of ASC Topic 842 can be found in Notes 2 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Item 3 of this Quarterly Report on Form 10‑Q.

Three months ended June 30, 2019 versus June 30, 2018

In the second quarter of 2019, Encana recorded a net foreign exchange gain of $55 million compared to a loss in 2018 of $25 million primarily due to:

•

Unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($182 million), realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2018 ($14 million) and realized foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($12 million);

partially offset by:

•	Unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2018 ($126 million).

Six months ended June 30, 2019 versus June 30, 2018

In the first six months of 2019, Encana recorded a net foreign exchange gain of $92 million compared to a loss in 2018 of $116 million primarily due to:

•

Unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($397 million) and unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2018 ($28 million);

partially offset by:

•

Unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2018 ($186 million) and lower realized foreign exchange gains on the settlement of intercompany notes compared to 2018 ($24 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets and adjustments related to other assets.

Other losses in the first six months of 2019 primarily includes legal fees and transaction costs related to the Newfield acquisition of $33 million, partially offset by interest income of $9 million.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2019	2018	2019	2018

Current Income Tax Expense (Recovery)	$3	$(64)	$4	$(61)
Deferred Income Tax Expense (Recovery)	158	(6)	96	-
Income Tax Expense (Recovery)	$161	$(70)	$100	$(61)

Effective Tax Rate	32.4%	31.7%	52.4%	100.0%

Income Tax Expense (Recovery)

Three months ended June 30, 2019 versus June 30, 2018

In the second quarter of 2019, Encana recorded an income tax expense of $161 million compared to an income tax recovery of $70 million in 2018. Income tax expense for the three months ended June 30, 2019, was impacted by the Alberta tax rate reduction as discussed below. The income tax recovery recorded for the three months ended June 30, 2018, was mainly a result of the resolution of certain tax items relating to prior taxation years.

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the three months ended June 30, 2019, the deferred tax expense of $158 million includes an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

Six months ended June 30, 2019 versus June 30, 2018

In the first six months of 2019, Encana recorded an income tax expense of $100 million compared to an income tax recovery of $61 million in 2018, primarily due to the impact of the Alberta tax rate reduction discussed above and net earnings before income tax in the first six months of 2019, compared to a net loss before income tax in 2018 and the tax impact resulting from the resolution of certain tax items relating to prior taxation years in 2018.

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

The Company’s effective tax rate was 32.4 percent for the second quarter and 52.4 percent for the first six months of 2019, which are higher than the Canadian statutory rate of 26.6 percent primarily resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction, partially offset by the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding.

Tax interpretations, regulations and legislation in the various jurisdictions in which the Company and its subsidiaries operate are subject to change and interpretation. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At June 30, 2019, $71 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including the current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Encana’s access to capital markets and its ability to meet financial obligations and finance internally generated growth, as well as potential acquisitions. Encana has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to shareholders, issuing new shares, purchasing shares for cancellation, issuing new debt or repaying existing debt.

	As at June 30,
($ millions, except as indicated)	2019	2018

Cash and Cash Equivalents	$167	$336
Available Credit Facility – Encana (1)	2,500	2,500
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Issuance of U.S. Commercial Paper	(761)	-
Total Liquidity	$3,406	$4,336

Long-Term Debt, including current portion (2)	$7,052	$4,198
Total Shareholders’ Equity (3)	$10,015	$6,497

Debt to Capitalization (%) (4)	41	39
Debt to Adjusted Capitalization (%) (5)	28	23
(1)	Collectively, the “Credit Facilities”.
(2)

Long-Term Debt as at June 30, 2019, includes outstanding U.S. CP totaling $761 million and the senior notes acquired in conjunction with the Newfield business combination on February 13, 2019, totaling $2,450 million.

(3)

Shareholders’ Equity reflects the common shares issued to Newfield shareholders on February 13, 2019, totaling $3,478 million and the common shares purchased, for cancellation, under Encana’s NCIB program.

(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

At the end of the second quarter of 2019, the Company had $761 million of commercial paper outstanding under its U.S. CP program to provide for short‑term funding requirements, which is supported by Encana’s $2.5 billion revolving credit facility. Further details on the U.S. CP program can be found in the Sources and Uses of Cash section of this MD&A.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. As at June 30, 2019, Debt to Adjusted Capitalization was 28 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of the 2018 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year due to the increase in long-term debt resulting from the Newfield acquisition. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

Sources and Uses of Cash

In the second quarter and first six months of 2019, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2019	2018	2019	2018

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$906	$475	$1,435	$856
Proceeds from divestitures	Investing	4	46	6	65
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	-	94	-
Net issuance (repayment) of revolving long-term debt	Financing	761	-	761	-
Other	Investing	-	105	24	80
		1,671	626	2,320	1,001

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	750	595	1,486	1,103
Acquisitions	Investing	19	-	41	2
Repayment of long-term debt	Financing	500	-	500	-
Purchase of common shares	Financing	637	89	1,037	200
Dividends on common shares	Financing	25	14	53	29
Other	Investing/Financing	51	23	41	45
		1,982	721	3,158	1,379
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	(2)	4	(5)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(310)	$(97)	$(834)	$(383)

Operating Activities

Cash from operating activities in the second quarter and first six months of 2019 was $906 million and $1,435 million, respectively, and was primarily a reflection of the impacts from the Newfield acquisition, increases in production volumes, the effects of the commodity price mitigation program and changes in non‑cash working capital, partially offset by lower average realized commodity prices.

Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2019 was $877 million and $1,299 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2019 versus June 30, 2018

Net cash from operating activities increased $431 million compared to the second quarter of 2018 primarily due to:

•	Higher production volumes ($780 million), changes in non-cash working capital ($150 million) and higher realized gains on risk management in revenues ($93 million);

partially offset by:

•

Lower realized commodity prices ($171 million), higher transportation and processing expense ($140 million), higher operating and administrative expense, excluding non-cash long-term incentive costs ($73 million and $35 million, respectively), current tax expense in 2019 compared to a recovery in 2018 ($67 million), higher production, mineral and other taxes ($38 million) and restructuring costs ($17 million).

Six months ended June 30, 2019 versus June 30, 2018

Net cash from operating activities increased $579 million compared to the first six months of 2018 primarily due to:

•

Higher production volumes ($1,182 million), changes in non-cash working capital ($276 million) and realized gains on risk management in revenues in the first six months of 2019 compared to realized losses in 2018 ($197 million);

partially offset by:

•

Lower realized commodity prices ($280 million), higher transportation and processing expense ($229 million), restructuring costs ($130 million), higher operating and administrative expense, excluding non-cash long-term incentive costs ($126 million and $106 million, respectively), current tax expense in 2019 compared to a recovery in 2018 ($65 million), higher production, mineral and other taxes ($57 million) and acquisition costs ($33 million).

Investing Activities

Cash used in investing activities in the first six months of 2019 was $1,403 million primarily due to capital expenditures. Capital expenditures increased $383 million compared to the first six months of 2018 due to an increase in the Company’s capital program for 2019 relating to the Anadarko asset acquired in the Newfield acquisition ($378 million). Capital expenditures exceeded cash from operating activities by $51 million and the difference was funded using cash on hand.

Corporate acquisition in the first six months of 2019 was $94 million, which reflected the net cash and restricted cash acquired upon the Newfield business combination. The restricted cash acquired was $53 million and is segregated from general operating cash to fund the future reclamation costs in China.

Acquisitions in the first six months of 2019 were $41 million which included seismic purchases and water rights.

Divestitures in the first six months of 2019 were $6 million, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets. Divestitures in the first six months of 2018 were $65 million, which primarily included the sale of certain Pipestone assets in Alberta.

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

Net cash used in financing activities in the first six months of 2019 increased $596 million compared to the first six months of 2018 primarily due to the purchase of common shares under a NCIB as discussed below ($837 million), repayment of long‑term debt ($500 million), as well as increased dividends paid ($24 million) in the first six months of 2019 compared to the first six months of 2018, partially offset by the issuance of commercial paper under the Company’s U.S. CP program ($761 million). Further detail on Encana’s U.S. CP program can be found below.

Encana’s long-term debt totaled $7,052 million at June 30, 2019 and $4,198 million at December 31, 2018. On May 15, 2019, the Company repaid the $500 million 6.50 percent senior note using proceeds from the U.S. CP program.

Following the completion of the Newfield acquisition on February 13, 2019, Newfield’s senior notes totaling $2.45 billion remained outstanding as at June 30, 2019. These include a $750 million 5.75 percent senior note due January 30, 2022, a $1.0 billion 5.625 percent senior note due July 1, 2024 and a $700 million 5.375 percent senior note due January 1, 2026. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in long‑term debt resulting from the Newfield acquisition increased the Company’s debt-based metrics. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

The Company has access to two credit facilities totaling $4.0 billion, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital programs. At June 30, 2019, no amounts were outstanding under the Credit Facilities. During the second quarter of 2019, the Company utilized its U.S. CP program which is supported by Encana’s $2.5 billion revolving credit facility. At June 30, 2019, Encana had $761 million of commercial paper outstanding under its U.S. CP program with an average term of 61 days and a weighted average interest rate of approximately 3.11 percent. Management expects these amounts will continue to be supported by the revolving credit facility that has no repayment requirements within the next year.

The Credit Facilities, together with cash and cash equivalents less any outstanding commercial paper, provide Encana with total liquidity of $3.4 billion. At June 30, 2019, Encana also had approximately $138 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Encana has filed a Canadian shelf prospectus and a U.S. shelf registration statement, under which the Company may issue from time to time, debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At June 30, 2019, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the Canadian shelf prospectus or U.S. shelf registration statement is dependent upon market conditions.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2019	2018	2019	2018

Dividend Payments (1)	$25	$14	$53	$29
Dividend Payments ($/share)	$0.01875	$0.015	$0.0375	$0.03
(1)

2018 includes common shares issued in lieu of cash dividends under Encana’s Dividend Reinvestment Plan (“DRIP”). On February 28, 2019, the Company announced the suspension of its DRIP effective immediately.

As previously announced, the Company increased its dividend by 25 percent in the first quarter of 2019 as part of Encana’s commitment to returning capital to shareholders. The increase in dividends paid of $24 million was due to additional common shares issued as part of the Newfield acquisition, in addition to the 25 percent increase in the dividend per share, partially offset by common shares purchased, for cancellation, pursuant to the previously announced NCIB in February 2019.

On July 30, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on September 30, 2019 to common shareholders of record as of September 13, 2019.

Normal Course Issuer Bid

On February 27, 2019, the Company announced it received approval from the TSX to purchase up to approximately 149.4 million common shares, for cancellation, pursuant to a NCIB over a 12-month period commencing March 4, 2019 and ending March 3, 2020. In the second quarter and first six months of 2019, the Company used cash on hand to purchase, for cancellation, approximately 93.5 million and 149.4 million common shares, respectively, for total consideration of approximately $637 million and $1,037 million, respectively.

In the second quarter and first six months of 2018, the Company used cash on hand to purchase, for cancellation, approximately 6.8 million and 16.8 million common shares, respectively, for total consideration of approximately $89 million and $200 million, respectively, under the previous NCIB which commenced on February 28, 2018 and expired on February 27, 2019.

For additional information on the NCIB, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Substantial Issuer Bid

On June 10, 2019, the Company announced its intention to purchase, for cancellation, up to $213 million of its outstanding common shares through a substantial issuer bid, which commenced on July 8, 2019 and expires on August 14, 2019, unless the Offer is extended, withdrawn or varied.

The Offer is not conditional on receipt of financing or on any minimum number of common shares being tendered to the Offer, but is subject to other conditions. Encana intends to fund any purchases of common shares pursuant to the Offer from cash on hand, drawing on existing credit facilities or through the issuance of commercial paper.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2019	2018	2019	2018

Cash From (Used in) Operating Activities	$906	$475	$1,435	$856
(Add back) deduct:
Net change in other assets and liabilities	(15)	(5)	(26)	(16)
Net change in non-cash working capital	44	(106)	162	(114)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$877	$586	$1,299	$986
Production Volumes (MMBOE)	53.9	30.7	96.0	59.9
Non-GAAP Cash Flow Margin ($/BOE)	$16.27	$19.09	$13.53	$16.46
(1)	The second quarter and first six months of 2019 include restructuring costs of $17 million and $130 million, respectively, and acquisition costs of $2 million and $33 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2019	2018	2019	2018

Production, Mineral and Other Taxes	$73	$35	$121	$64
Upstream Transportation and Processing	353	238	644	455
Upstream Operating	183	119	339	222
Administrative	81	99	308	130
Deduct (add back):
Long-term incentive costs	(15)	70	26	54
Restructuring costs	17	-	130	-
Total Costs	$688	$421	$1,256	$817
Divided by:
Production Volumes (MMBOE)	53.9	30.7	96.0	59.9
Total Costs ($/BOE) (1)	$12.78	$13.62	$13.06	$13.57
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	June 30, 2019	December 31, 2018

Long-Term Debt, including current portion	$7,052	$4,198
Total Shareholders’ Equity	10,015	7,447
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,813	$19,391
Debt to Adjusted Capitalization	28%	22%

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

($ millions, except as indicated)	June 30, 2019	December 31, 2018

Long-Term Debt, including current portion	$7,052	$4,198
Less:
Cash and cash equivalents	167	1,058
Net Debt	6,885	3,140

Net Earnings (Loss)	1,160	1,069
Add back (deduct):
Depreciation, depletion and amortization	1,606	1,272
Impairments	-	-
Accretion of asset retirement obligation	35	32
Interest	364	351
Unrealized (gains) losses on risk management	(433)	(519)
Foreign exchange (gain) loss, net	(40)	168
(Gain) loss on divestitures, net	-	(5)
Other (gains) losses, net	45	17
Income tax expense (recovery)	255	94
Adjusted EBITDA (trailing 12-month)	$2,992	$2,479
Net Debt to Adjusted EBITDA (times)	2.3	1.3

The increase in Net Debt is primarily due to the increase in long-term debt resulting from the Newfield acquisition, whereas Adjusted EBITDA only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to June 30, 2019. The Company expects Net Debt to Adjusted EBITDA to trend downward through the remainder of 2019.

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

	June 30, 2019
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(205)	$198
NGL price	(5)	5
Natural gas price	(42)	40

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results when compared to the same periods in 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(8)		$(16)
Transportation and Processing Expense (1)	(7)	$(0.13)	(16)	$(0.17)
Operating Expense (1)	(2)	(0.02)	(3)	(0.03)
Administrative Expense	(3)	(0.05)	(4)	(0.04)
Depreciation, Depletion and Amortization (1)	(3)	(0.06)	(7)	(0.07)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2019, Encana has entered into $500 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019 and $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7443 to C$1, which mature monthly throughout 2020.

As at June 30, 2019, Encana had $4.5 billion in U.S. dollar long-term debt and $201 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2019
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(180)	$220

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

As at June 30, 2019, the Company had floating rate debt of $761 million. Accordingly, the sensitivity in net earnings for each one percent change in interest rates on floating rate debt was $6 million (2018 - nil).

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the six months ended June 30, 2019, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Newfield acquisition on February 13, 2019. Newfield’s total assets and total revenues represented approximately 27 percent of the Company’s consolidated total assets at June 30, 2019 and approximately 31 percent and 29 percent of the Company’s consolidated total revenues for the three and six months ended June 30, 2019, respectively. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Newfield’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2019, the Company purchased approximately 93.5 million common shares for total consideration of approximately $637 million at a weighted average price of $6.81. The following table presents the common shares purchased during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2019	36,522,400	$7.23	36,522,400	57,022,939
May 1 to May 31, 2019	57,022,939	6.54	57,022,939	-
June 1 to June 30, 2019	-	-	-	-
Total	93,545,339	$6.81	93,545,339	-

(1)	Includes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
4.1

Amended and Restated Shareholder Rights Plan Agreement, dated as of April 30, 2019, between Encana Corporation and AST Trust Company (Canada), as rights agent (incorporated by reference to Exhibit 4.1 to Encana’s Current Report on Form 8-K filed May 1, 2019, SEC File No. 001-15226).

10.1

Second Amending Agreement dated as of May 6, 2019, among Encana Corporation as borrower, the financial institutions party thereto as lenders and Royal Bank of Canada as agent (incorporated by reference to Exhibit 10.1 to Encana’s Current Report on Form 8-K filed May 7, 2019, SEC File No. 001-15226).

10.2

Change in Control Agreement between Encana Corporation and Corey Code effective May 1, 2019 (incorporated by reference to Exhibit d(13) to Encana’s Tender Offer Statement on Schedule TO filed on July 8, 2019, SEC File No. 005-78843)

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

Dated: August 1, 2019

