Form 10-Q
period 2019-09-30
ENCANA CORP
filed 2019-11-04
CIK 1157806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-15226

ENCANA CORPORATION

(Exact name of registrant as specified in its charter)

Canada	98-0355077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 4400, 500 Centre Street S.E., P.O. Box 2850, Calgary, Alberta, Canada, T2P 2S5

(Address of principal executive offices)

Registrant’s telephone number, including area code (403) 645-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ECA	New York Stock Exchange

Number of registrant’s common shares outstanding as of October 25, 2019	1,299,112,236

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

“SIB” means substantial issuer bid.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; ability to deliver free cash flow and balance growth with return of capital to shareholders; ability to lower costs and improve efficiencies to achieve competitive advantage; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; statements with respect to the expected synergies of the Newfield acquisition; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of reserves and resources; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; adequacy of the Company’s provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company’s corporate guidance and related statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; the possible impact and timing of accounting pronouncements, rule changes and standards; the completion and timing of the Reorganization (as defined below) and the benefits thereof, including opportunities to enhance long-term value for shareholders, liquidity and capital market access; and the estimated tax impacts and other costs to the Company and shareholders as a result of the Reorganization.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions, risks and uncertainties that may cause such statements not to occur, or results to differ materially from those expressed or implied. These assumptions include: future commodity prices and differentials; foreign exchange rates; ability to access credit facilities and shelf prospectuses; assumptions contained in the Company’s corporate guidance and as specified herein; data contained in key modeling statistics; availability of attractive hedges and enforceability of risk management program; effectiveness of the Company’s drive to productivity and efficiencies; results from innovations; expectation that counterparties will fulfill their obligations under the gathering, midstream and marketing agreements; access to transportation and processing facilities where Encana operates; assumed tax, royalty and regulatory regimes; receipt, timing and terms of securityholder, stock exchange, regulatory and court approvals required in connection with the Reorganization; director and officer support for the Reorganization; the applicability of certain U.S. and Canadian securities regulations and exemptions to the Reorganization; and expectations and projections made in light of, and generally consistent with, Encana’s historical experience and its perception of historical trends, including with respect to the pace of technological development, benefits achieved and general industry expectations.

Risks and uncertainties that may affect these business outcomes include: ability to generate sufficient cash flow to meet obligations; commodity price volatility; ability to secure adequate transportation and potential pipeline curtailments; variability and discretion of Encana’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; the Company's ability to achieve the anticipated benefits of the Reorganization; receipt of securityholder, stock exchange, regulatory and court approvals required in connection with the Reorganization and satisfaction of other conditions; risks relating to the new company following the Reorganization, including triggering provisions in certain agreements; publicity resulting from the Reorganization and impacts to the Company’s business and share price; counterparty and credit risk; impact of a downgrade in credit rating and its impact on access to sources of liquidity; fluctuations in currency and interest rates; risks inherent in the Company’s corporate guidance; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described herein and in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Annual Report on Form 10-K”) and risks and uncertainties impacting Encana's business as described from time to time in the Company's other periodic filings with the SEC.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2019	2018	2019	2018

Revenues	(Notes 3, 4)
Product and service revenues		$1,771	$1,488	$5,191	$4,025
Gains (losses) on risk management, net	(Note 22)	81	(241)	(84)	(517)
Sublease revenues		19	15	54	50
Total Revenues		1,871	1,262	5,161	3,558
Operating Expenses	(Note 3)
Production, mineral and other taxes		66	45	187	109
Transportation and processing	(Note 11)	398	278	1,148	799
Operating	(Notes 11, 19, 20)	193	124	545	372
Purchased product		264	282	784	803
Depreciation, depletion and amortization		545	349	1,454	924
Accretion of asset retirement obligation	(Note 14)	9	8	28	24
Administrative	(Notes 11, 18, 19, 20)	81	57	389	187
Total Operating Expenses		1,556	1,143	4,535	3,218
Operating Income (Loss)		315	119	626	340
Other (Income) Expenses
Interest	(Note 5)	99	92	285	265
Foreign exchange (gain) loss, net	(Notes 6, 22)	30	(23)	(62)	93
(Gain) loss on divestitures, net		(5)	-	(4)	(4)
Other (gains) losses, net	(Notes 8, 20)	(1)	5	24	2
Total Other (Income) Expenses		123	74	243	356
Net Earnings (Loss) Before Income Tax		192	45	383	(16)
Income tax expense (recovery)	(Note 7)	43	6	143	(55)
Net Earnings (Loss)		$149	$39	$240	$39
Net Earnings (Loss) per Common Share
Basic & Diluted	(Note 15)	$0.11	$0.04	$0.18	$0.04
Weighted Average Common Shares Outstanding (millions)
Basic & Diluted	(Note 15)	1,322.8	955.1	1,308.4	962.2

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2019	2018	2019	2018

Net Earnings (Loss)		$149	$39	$240	$39
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	(6)	22	32	21
Pension and other post-employment benefit plans	(Notes 16, 20)	-	-	(24)	(1)
Other Comprehensive Income (Loss)		(6)	22	8	20
Comprehensive Income (Loss)		$143	$61	$248	$59

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2019	2018

Assets
Current Assets
Cash and cash equivalents		$138	$1,058
Accounts receivable and accrued revenues		1,127	789
Risk management	(Notes 21, 22)	284	554
Income tax receivable		316	275
		1,865	2,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		50,094	41,241
Unproved properties		3,943	3,730
Other	(Note 2)	892	2,122
Property, plant and equipment		54,929	47,093
Less: Accumulated depreciation, depletion and amortization		(39,803)	(38,121)
Property, plant and equipment, net	(Note 3)	15,126	8,972
Other Assets	(Notes 2, 10, 11)	1,202	147
Risk Management	(Notes 21, 22)	47	161
Deferred Income Taxes		521	835
Goodwill	(Notes 3, 8)	2,595	2,553
	(Note 3)	$21,356	$15,344

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,191	$1,490
Current portion of operating lease liabilities	(Notes 2, 11)	79	-
Income tax payable		1	1
Risk management	(Notes 21, 22)	10	25
Current portion of long-term debt	(Note 12)	-	500
		2,281	2,016
Long-Term Debt	(Note 12)	7,024	3,698
Operating Lease Liabilities	(Notes 2, 11)	972	-
Other Liabilities and Provisions	(Notes 2, 11, 13)	548	1,769
Risk Management	(Notes 21, 22)	14	22
Asset Retirement Obligation	(Note 14)	414	365
Deferred Income Taxes		182	27
		11,435	7,897
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized unlimited common shares
2019 issued and outstanding: 1,299.2 million shares (2018: 952.5 million shares)	(Note 15)	7,061	4,656
Paid in surplus	(Note 15)	1,402	1,358
Retained earnings		452	435
Accumulated other comprehensive income	(Note 16)	1,006	998
Total Shareholders’ Equity		9,921	7,447
		$21,356	$15,344

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015
Net Earnings (Loss)		-	-	149	-	149
Dividends on Common Shares ($0.01875 per share)	(Note 15)	-	-	(24)	-	(24)
Common Shares Purchased under Substantial Issuer Bid	(Note 15)	(257)	44	-	-	(213)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(6)	(6)
Balance, September 30, 2019		$7,061	$1,402	$452	$1,006	$9,921

Three Months Ended September 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2018		$4,674	$1,358	$(575)	$1,040	$6,497
Net Earnings (Loss)		-	-	39	-	39
Dividends on Common Shares ($0.015 per share)	(Note 15)	-	-	(14)	-	(14)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(19)	-	(31)	-	(50)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 15)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	22	22
Balance, September 30, 2018		$4,655	$1,358	$(581)	$1,062	$6,494

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	240	-	240
Dividends on Common Shares ($0.05625 per share)	(Note 15)	-	-	(77)	-	(77)
Common Shares Purchased under Substantial Issuer Bid	(Note 15)	(257)	44	-	-	(213)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	8	8
Impact of Adoption of Topic 842	(Note 2)	-	-	75	-	75
Balance, September 30, 2019		$7,061	$1,402	$452	$1,006	$9,921

Nine Months Ended September 30, 2018 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	39	-	39
Dividends on Common Shares ($0.045 per share)	(Note 15)	-	-	(43)	-	(43)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(102)	-	(148)	-	(250)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 15)	-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	20	20
Balance, September 30, 2018		$4,655	$1,358	$(581)	$1,062	$6,494

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2019	2018	2019	2018

Operating Activities
Net earnings (loss)		$149	$39	$240	$39
Depreciation, depletion and amortization		545	349	1,454	924
Accretion of asset retirement obligation	(Note 14)	9	8	28	24
Deferred income taxes	(Note 7)	44	6	140	6
Unrealized (gain) loss on risk management	(Note 22)	41	164	385	422
Unrealized foreign exchange (gain) loss	(Note 6)	49	(23)	(11)	156
Foreign exchange on settlements	(Note 6)	(18)	(1)	(53)	(47)
(Gain) loss on divestitures, net		(5)	-	(4)	(4)
Other		3	47	(63)	55
Net change in other assets and liabilities		(29)	(17)	(55)	(33)
Net change in non-cash working capital	(Note 23)	(32)	313	130	199
Cash From (Used in) Operating Activities		756	885	2,191	1,741
Investing Activities
Capital expenditures	(Note 3)	(566)	(523)	(2,052)	(1,626)
Acquisitions	(Note 9)	(25)	(15)	(66)	(17)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	-	94	-
Proceeds from divestitures	(Note 9)	171	24	177	89
Net change in investments and other		(142)	(8)	(118)	72
Cash From (Used in) Investing Activities		(562)	(522)	(1,965)	(1,482)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 12)	(21)	-	740	-
Repayment of long-term debt	(Note 12)	-	-	(500)	-
Purchase of common shares	(Note 15)	(213)	(50)	(1,250)	(250)
Dividends on common shares	(Note 15)	(24)	(14)	(77)	(43)
Finance lease payments and other financing arrangements	(Note 11)	(22)	(23)	(63)	(68)
Cash From (Used in) Financing Activities		(280)	(87)	(1,150)	(361)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	3	4	(2)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(86)	279	(920)	(104)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		224	336	1,058	719
Cash, Cash Equivalents and Restricted Cash, End of Period		$138	$615	$138	$615
Cash, End of Period		$44	$30	$44	$30
Cash Equivalents, End of Period		94	585	94	585
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$138	$615	$138	$615

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

(2)

ROU assets for operating leases were measured at the amount equal to the lease liability and the unamortized balance of any lease incentives prior to the transition date. The lease liabilities for operating leases were measured at the present value of the remaining minimum lease payments outstanding as at January 1, 2019.

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
•

China Operations included the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the China cost center. The Company terminated its production sharing contract with the China National Offshore Oil Corporation (“CNOOC”) and exited its China Operations effective July 31, 2019.

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

As of February 14, 2019, Encana’s segmented results reflect the business combination as discussed in Note 8.

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		China Operations (1)
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$377	$453	$1,097	$718	$3	$-
Gains (losses) on risk management, net	87	8	35	(84)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	464	461	1,132	634	3	-

Operating Expenses
Production, mineral and other taxes	3	4	63	41	-	-
Transportation and processing	211	211	125	34	-	-
Operating	32	34	151	80	4	-
Depreciation, depletion and amortization	100	95	438	241	-	-
Total Operating Expenses	346	344	777	396	4	-
Operating Income (Loss)	$118	$117	$355	$238	$(1)	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$294	$317	$-	$-	$1,771	$1,488
Gains (losses) on risk management, net	-	(1)	(41)	(164)	81	(241)
Sublease revenues	-	-	19	15	19	15
Total Revenues	294	316	(22)	(149)	1,871	1,262

Operating Expenses
Production, mineral and other taxes	-	-	-	-	66	45
Transportation and processing	62	33	-	-	398	278
Operating	6	8	-	2	193	124
Purchased product	264	282	-	-	264	282
Depreciation, depletion and amortization	-	-	7	13	545	349
Accretion of asset retirement obligation	-	-	9	8	9	8
Administrative	-	-	81	57	81	57
Total Operating Expenses	332	323	97	80	1,556	1,143
Operating Income (Loss)	$(38)	$(7)	$(119)	$(229)	315	119

Other (Income) Expenses
Interest					99	92
Foreign exchange (gain) loss, net					30	(23)
(Gain) loss on divestitures, net					(5)	-
Other (gains) losses, net					(1)	5
Total Other (Income) Expenses					123	74
Net Earnings (Loss) Before Income Tax					192	45
Income tax expense (recovery)					43	6
Net Earnings (Loss)					$149	$39
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	Canadian Operations		USA Operations		China Operations (1)
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$1,222	$1,236	$3,062	$1,880	$37	$-
Gains (losses) on risk management, net	174	93	128	(185)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,396	1,329	3,190	1,695	37	-

Operating Expenses
Production, mineral and other taxes	11	12	176	97	-	-
Transportation and processing	640	608	340	92	-	-
Operating	96	98	414	238	16	-
Depreciation, depletion and amortization	287	257	1,141	628	-	-
Total Operating Expenses	1,034	975	2,071	1,055	16	-
Operating Income (Loss)	$362	$354	$1,119	$640	$21	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues
Product and service revenues	$870	$909	$-	$-	$5,191	$4,025
Gains (losses) on risk management, net	(1)	(3)	(385)	(422)	(84)	(517)
Sublease revenues	-	-	54	50	54	50
Total Revenues	869	906	(331)	(372)	5,161	3,558

Operating Expenses
Production, mineral and other taxes	-	-	-	-	187	109
Transportation and processing	168	99	-	-	1,148	799
Operating	21	25	(2)	11	545	372
Purchased product	784	803	-	-	784	803
Depreciation, depletion and amortization	-	1	26	38	1,454	924
Accretion of asset retirement obligation	-	-	28	24	28	24
Administrative	-	-	389	187	389	187
Total Operating Expenses	973	928	441	260	4,535	3,218
Operating Income (Loss)	$(104)	$(22)	$(772)	$(632)	626	340

Other (Income) Expenses
Interest					285	265
Foreign exchange (gain) loss, net					(62)	93
(Gain) loss on divestitures, net					(4)	(4)
Other (gains) losses, net					24	2
Total Other (Income) Expenses					243	356
Net Earnings (Loss) Before Income Tax					383	(16)
Income tax expense (recovery)					143	(55)
Net Earnings (Loss)					$240	$39
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2019	2018	2019	2018	2019	2018

Revenues	$2,088	$1,513	$(1,794)	$(1,197)	$294	$316

Operating Expenses
Transportation and processing	173	120	(111)	(87)	62	33
Operating	6	8	-	-	6	8
Purchased product	1,947	1,392	(1,683)	(1,110)	264	282
Operating Income (Loss)	$(38)	$(7)	$-	$-	$(38)	$(7)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2019	2018	2019	2018	2019	2018

Revenues	$5,459	$4,203	$(4,590)	$(3,297)	$869	$906

Operating Expenses
Transportation and processing	465	335	(297)	(236)	168	99
Operating	21	25	-	-	21	25
Purchased product	5,078	3,864	(4,294)	(3,061)	784	803
Depreciation, depletion and amortization	-	1	-	-	-	1
Operating Income (Loss)	$(105)	$(22)	$1	$-	$(104)	$(22)

Capital Expenditures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Canadian Operations	$99	$174	$364	$553
USA Operations	464	345	1,682	1,065
Market Optimization	2	-	2	-
Corporate & Other	1	4	4	8
	$566	$523	$2,052	$1,626

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018

Canadian Operations	$660	$640	$1,111	$999	$1,978	$1,852
USA Operations	1,935	1,913	13,782	6,591	16,634	9,104
Market Optimization	-	-	2	1	225	295
Corporate & Other	-	-	231	1,381	2,519	4,093
	$2,595	$2,553	$15,126	$8,972	$21,356	$15,344

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers and other sources of revenues. Encana presents realized and unrealized gains and losses on certain derivative contracts within revenues.

Revenues (For the three months ended September 30)

	Canadian Operations		USA Operations		China Operations (1)
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$3	$1	$905	$590	$3	$-
NGLs	225	259	99	98	-	-
Natural gas	150	195	95	31	-	-
Service revenues
Gathering and processing	2	1	(1)	4	-	-
Product and Service Revenues	380	456	1,098	723	3	-

Other Revenues
Gains (losses) on risk management, net (3)	87	8	35	(84)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	87	8	35	(84)	-	-
Total Revenues	$467	$464	$1,133	$639	$3	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$107	$34	$-	$-	$1,018	$625
NGLs	2	1	-	-	326	358
Natural gas	181	274	-	-	426	500
Service revenues
Gathering and processing	-	-	-	-	1	5
Product and Service Revenues	290	309	-	-	1,771	1,488

Other Revenues
Gains (losses) on risk management, net (3)	-	(1)	(41)	(164)	81	(241)
Sublease revenues	-	-	19	15	19	15
Other Revenues	-	(1)	(22)	(149)	100	(226)
Total Revenues	$290	$308	$(22)	$(149)	$1,871	$1,262

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(3)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate and Other includes unrealized gains (losses) on risk management.

Revenues (For the nine months ended September 30)

	Canadian Operations		USA Operations		China Operations (1)
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$6	$6	$2,461	$1,579	$37	$-
NGLs	659	655	332	221	-	-
Natural gas	563	580	276	92	-	-
Service revenues
Gathering and processing	4	5	2	4	-	-
Product and Service Revenues	1,232	1,246	3,071	1,896	37	-

Other Revenues
Gains (losses) on risk management, net (3)	174	93	128	(185)	-	-
Sublease revenues	-	-	-	-	-	-
Other Revenues	174	93	128	(185)	-	-
Total Revenues	$1,406	$1,339	$3,199	$1,711	$37	$-

	Market Optimization		Corporate & Other		Consolidated
	2019	2018	2019	2018	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$205	$84	$-	$-	$2,709	$1,669
NGLs	6	6	-	-	997	882
Natural gas	640	793	-	-	1,479	1,465
Service revenues
Gathering and processing	-	-	-	-	6	9
Product and Service Revenues	851	883	-	-	5,191	4,025

Other Revenues
Gains (losses) on risk management, net (3)	(1)	(3)	(385)	(422)	(84)	(517)
Sublease revenues	-	-	54	50	54	50
Other Revenues	(1)	(3)	(331)	(372)	(30)	(467)
Total Revenues	$850	$880	$(331)	$(372)	$5,161	$3,558

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.
(3)	Canadian Operations, USA Operations and Market Optimization include realized gains (losses) on risk management. Corporate and Other includes unrealized gains (losses) on risk management.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Encana had no contract asset or liability balances during the periods presented. As at September 30, 2019, receivables and accrued revenues from contracts with customers were $980 million ($662 million as at December 31, 2018).

Encana’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2019.

As at September 30, 2019, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Encana receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Encana does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Interest Expense on:
Debt	$93	$67	$268	$200
The Bow office building (See Note 2)	-	16	-	48
Finance leases (See Note 11)	3	3	10	12
Other	3	6	7	5
	$99	$92	$285	$265

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease with lease costs recognized in administrative expense. Previously, payments related to The Bow were recognized as interest expense and principal repayments. See Notes 2 and 11 for further information.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$68	$(74)	$(117)	$138
Translation of U.S. dollar risk management contracts issued from Canada	5	(3)	(13)	7
Translation of intercompany notes	(24)	54	119	11
	49	(23)	(11)	156
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	(10)	-	(22)	1
U.S. dollar risk management contracts issued from Canada	(2)	(1)	(1)	(11)
Intercompany notes	(8)	(1)	(31)	(48)
Other Monetary Revaluations	1	2	3	(5)
	$30	$(23)	$(62)	$93

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Current Tax
Canada	$(2)	$-	$-	$(66)
United States	1	-	3	2
Other Countries	-	-	-	3
Total Current Tax Expense (Recovery)	(1)	-	3	(61)

Deferred Tax
Canada	(12)	19	22	(9)
United States	56	(3)	117	4
Other Countries	-	(10)	1	11
Total Deferred Tax Expense (Recovery)	44	6	140	6
Income Tax Expense (Recovery)	$43	$6	$143	$(55)
Effective Tax Rate	22.4%	13.3%	37.3%	343.8%

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

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the nine months ended September 30, 2019, the deferred tax expense of $140 million includes an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

During the nine months ended September 30, 2018, the current income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years. During the three and nine months ended September 30, 2019, the deferred tax expense was primarily due to net earnings before income tax in the respective periods and the impact of the Alberta tax rate reduction discussed above. During the three months ended September 30, 2018, the deferred tax expense was primarily due to the changes in the estimated annual effective income tax rate.

The effective tax rate of 37.3 percent for the nine months ended September 30, 2019 is higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction discussed above, partially offset by partnership tax allocations in excess of funding. The effective tax rate of 343.8 percent for the nine months ended September 30, 2018, was higher than the Canadian statutory tax rate of 27 percent primarily due to the resolution of certain tax items relating to prior taxation years.

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

Newfield’s operations focused on the exploration and development of oil and gas properties located in the Anadarko and Arkoma Basins of Oklahoma, the Williston Basin of North Dakota and the Uinta Basin of Utah, as well as offshore oil assets located in China. The assets acquired generated revenues of $1,485 million and net earnings of $69 million for the period from February 14, 2019 to September 30, 2019. The results of Newfield’s operations have been included in Encana’s Consolidated Financial Statements as of February 14, 2019.

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

Preliminary Purchase Price Allocation

Consideration:
Fair value of Encana's common shares issued (1)	$3,478
Fair value of Newfield liability awards paid in cash (2)	5
Total Consideration	$3,483

Assets Acquired:
Cash and cash equivalents	$46
Accounts receivable and accrued revenues	486
Other current assets	50
Proved properties	5,903
Unproved properties	838
Other property, plant and equipment	22
Restricted cash	53
Other assets	105
Goodwill (3)	22

Liabilities Assumed:
Accounts payable and accrued liabilities (3)	(795)
Long-term debt	(2,603)
Operating lease liabilities	(76)
Other long-term liabilities (3)	(61)
Asset retirement obligation	(184)
Deferred income taxes (3)	(323)
Total Purchase Price	$3,483

(1)	The fair value was based on the NYSE closing price of the Encana common shares of $6.40 on February 13, 2019.
(2)

The fair value was based on a price of $6.50 per notional unit which was determined using a volume-weighted average of the trading price of Encana common shares on the NYSE on each of the five consecutive trading days ending on the trading day that was three trading days prior to February 13, 2019.

(3)

Since the completion of the business combination on February 13, 2019, additional information related to pre-acquisition liabilities and contingencies was obtained resulting in a measurement period adjustment. Changes in the fair value estimates comprised an increase in other liabilities of $12 million, of which the total liability is presented in accounts payable and accrued liabilities, a decrease in deferred tax liabilities of $3 million and a corresponding increase in goodwill of $9 million.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenues, restricted cash and other current assets, and accounts payable and accrued liabilities approximate their fair values due to their nature and/or the short-term maturity of the instruments. The fair values of long-term debt, ROU assets and operating lease liabilities were categorized within Level 2 of the fair value hierarchy and were determined using quoted prices and rates from an available pricing source. The fair values of the proved and unproved properties, other property, plant and equipment, other assets, other long-term liabilities and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates for abandonment and reclamation.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $71 million and severance payments made to employees which totaled $134 million for the nine months ended September 30, 2019. The pro forma financial information does not include any cost savings or other synergies that may result from the Merger or any estimated costs that have been or will be incurred to integrate the assets.

For the nine months ended September 30, (US$ millions, except per share amounts)	2019	2018

Revenues	$5,440	$5,215
Net Earnings (Loss)	$376	$369

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.29	$0.25

9.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Acquisitions
Canadian Operations	$-	$15	$-	$17
USA Operations	25	-	66	-
Total Acquisitions	25	15	66	17

Divestitures
Canadian Operations	-	2	-	(55)
USA Operations	(171)	(26)	(177)	(34)
Total Divestitures	(171)	(24)	(177)	(89)
Net Acquisitions & (Divestitures)	$(146)	$(9)	$(111)	$(72)

Acquisitions

For the nine months ended September 30, 2019, acquisitions in the Canadian and USA Operations were nil (2018 - $17 million) and $66 million (2018 - nil), respectively, which primarily included seismic purchases, water rights and purchases with oil and liquids rich potential.

Divestitures

For the three and nine months ended September 30, 2019, divestitures in the USA Operations were $171 million and $177 million, respectively, which primarily included the sale of the Company’s Arkoma natural gas assets. For the three and nine months ended September 30, 2018, divestitures in the USA Operations were $26 million and $34 million, respectively, which primarily included the sale of certain properties that did not complement Encana’s existing portfolio of assets.

During the nine months ended September 30, 2018, divestitures in the Canadian Operations were $55 million, which primarily included the sale of certain Pipestone assets located in Alberta.

Amounts received from the Company’s divestiture transactions have been deducted from the respective Canadian and U.S. full cost pools.

10.	Property, Plant and Equipment, Net

	As at September 30, 2019			As at December 31, 2018
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

Canadian Operations
Proved properties	$14,817	$(13,949)	$868	$13,996	$(13,261)	$735
Unproved properties	223	-	223	237	-	237
Other	20	-	20	27	-	27
	15,060	(13,949)	1,111	14,260	(13,261)	999

USA Operations
Proved properties	35,223	(25,186)	10,037	27,189	(24,099)	3,090
Unproved properties	3,720	-	3,720	3,493	-	3,493
Other	25	-	25	8	-	8
	38,968	(25,186)	13,782	30,690	(24,099)	6,591

Market Optimization	8	(6)	2	7	(6)	1
Corporate & Other	893	(662)	231	2,136	(755)	1,381
	$54,929	$(39,803)	$15,126	$47,093	$(38,121)	$8,972

Canadian and USA Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $171 million, which have been capitalized during the nine months ended September 30, 2019 (2018 - $159 million).

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at September 30, 2019, the total carrying value of assets under finance lease was $39 million ($41 million as at December 31, 2018), net of accumulated amortization of $667 million ($650 million as at December 31, 2018). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

Other Arrangement

As at December 31, 2018, Corporate and Other property, plant and equipment and total assets included a carrying value of $1,133 million related to The Bow office building. Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease as discussed in Note 2. As at September 30, 2019, other assets included a ROU asset of $896 million related to The Bow office building.

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

(US$ millions, unless otherwise specified)	As at September 30, 2019

Condensed Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$1,045
Finance Lease ROU Assets, in Other Property Plant and Equipment	39

Operating Lease Liabilities:
Current	79
Long-term	972

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	88
Long-term, in other liabilities and provisions	144

Weighted Average Discount Rate
Operating leases	5.42%
Finance leases	5.97%
Weighted Average Remaining Lease Term
Operating leases	16.4 years
Finance leases	3.4 years
(1)

Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$45	$133

Finance Lease Costs:
Amortization of ROU assets	1	3
Interest on lease liabilities	3	10
Total Finance Lease Costs	4	13

Short-Term Lease Costs	93	250
Variable Lease Costs	3	10

Sublease Income:
Operating lease income	15	41
Variable lease income	4	13

Other Information:
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	57	157
Investing cash outflows from operating leases	80	220
Operating cash outflows from finance leases	3	10
Financing cash outflows from finance leases	22	63

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	1	11
(1)	Lease costs include amounts capitalized into property, plant and equipment on the Condensed Consolidated Balance Sheet and lease expense recognized in the Condensed Consolidated Statement of Earnings.

Operating lease expense is reflected in the Condensed Consolidated Statement of Earnings as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Operating Lease Expense
Transportation and processing	$1	$2
Operating	28	76
Administrative (1)	30	86
Total Operating Lease Expense	$59	$164
(1)	Includes $23 million and $69 million for the three and nine months ended September 30, 2019, respectively, related to The Bow office building.

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at September 30, 2019:

	2019	2020	2021	2022	2023	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$37	$128	$112	$97	$85	$1,165	$1,624
Less: Discounting							573
Present Value of Future Operating Lease Payments							$1,051
Sublease Income (undiscounted)	$(10)	$(41)	$(42)	$(37)	$(37)	$(566)	$(733)

Finance Leases
Expected Future Lease Payments	$25	$99	$87	$8	$8	$30	$257
Less: Discounting							25
Present Value of Future Finance Lease Payments							$232
Sublease Income (undiscounted) (2)	$(2)	$(8)	$(8)	$(8)	$(7)	$(24)	$(57)
(1)

Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

(2)	Classified as operating lease.

There are no commitments for leases with terms greater than one year that have not yet commenced at September 30, 2019.

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

12.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2019	2018

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$740	$-
U.S. Unsecured Notes:
6.50% due May 15, 2019	-	500
3.90% due November 15, 2021	600	600
5.75% due January 30, 2022 (See Note 8)	750	-
5.625% due July 1, 2024 (See Note 8)	1,000	-
5.375% due January 1, 2026 (See Note 8)	700	-
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	6,901	4,211

Increase in Value of Debt Acquired	157	22
Unamortized Debt Discounts and Issuance Costs	(34)	(35)
Total Long-Term Debt	$7,024	$4,198

Current Portion	$-	$500
Long-Term Portion	7,024	3,698
	$7,024	$4,198

As at September 30, 2019, total long-term debt had a carrying value of $7,024 million and a fair value of $7,825 million (as at December 31, 2018 - carrying value of $4,198 million and a fair value of $4,511 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

As at September 30, 2019, the Company had outstanding commercial paper of $740 million maturing at various dates with a weighted average interest rate of approximately 2.63 percent. These amounts are supported, and Management expects that they will continue to be supported, by revolving credit facilities that have no repayment requirements within the next year and which expire in 2022.

13.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2019	2018

The Bow Office Building	$-	$1,224
Finance Lease Obligations (See Note 11)	144	211
Unrecognized Tax Benefits	172	167
Pensions and Other Post-Employment Benefits	170	105
Long-Term Incentive Costs (See Note 19)	29	34
Other Derivative Contracts (See Notes 21, 22)	8	10
Other	25	18
	$548	$1,769

Upon adoption of Topic 842 on January 1, 2019, The Bow office building was determined to be an operating lease. See Notes 2 and 11 for further information.

14.	Asset Retirement Obligation

	As at	As at
	September 30,	December 31,
	2019	2018

Asset Retirement Obligation, Beginning of Year	$455	$514
Liabilities Incurred	13	17
Liabilities Acquired (See Note 8)	184	-
Liabilities Settled and Divested	(100)	(56)
Change in Estimated Future Cash Outflows	-	(20)
Accretion Expense	28	32
Foreign Currency Translation	10	(32)
Asset Retirement Obligation, End of Period	$590	$455

Current Portion	$176	$90
Long-Term Portion	414	365
	$590	$455

15.	Share Capital

Authorized

The Company is authorized to issue an unlimited number of no par value common shares and Class A Preferred Shares limited to a number equal to not more than 20 percent of the issued and outstanding number of common shares at the time of issuance. No Class A Preferred Shares are outstanding.

Issued and Outstanding

	As at September 30, 2019		As at December 31, 2018
	Number (millions)	Amount	Number (millions)	Amount

Common Shares Outstanding, Beginning of Year	952.5	$4,656	973.1	$4,757
Common Shares Purchased	(196.7)	(1,073)	(20.7)	(102)
Common Shares Issued	543.4	3,478	-	-
Common Shares Issued Under Dividend Reinvestment Plan	-	-	0.1	1
Common Shares Outstanding, End of Period	1,299.2	$7,061	952.5	$4,656

On February 13, 2019, Encana completed the acquisition of all the issued and outstanding shares of common stock of Newfield whereby Encana issued approximately 543.4 million common shares to Newfield shareholders, representing an exchange ratio of 2.6719 Encana common shares for each share of Newfield common stock held. See Note 8 for further information on the business combination.

Substantial Issuer Bid

On June 10, 2019, the Company announced its intention to purchase, for cancellation, up to $213 million of its common shares through a substantial issuer bid (“SIB”) which commenced on July 8, 2019. On August 29, 2019, the Company purchased approximately 47.3 million common shares at a price of $4.50 per share for an aggregate purchase price of approximately $213 million, of which $257 million was charged to share capital and $44 million was credited to paid in surplus.

The purchase was made in accordance with the terms and conditions of the SIB, with consideration allocated to share capital equivalent to the average carrying amount of the shares, with the excess of the carrying amount over the purchase consideration credited to paid in surplus.

Normal Course Issuer Bid

On February 27, 2019, the Company announced that the TSX accepted the Company’s notice of intention to purchase, for cancellation, up to approximately 149.4 million Encana common shares pursuant to a NCIB over a 12-month period from March 4, 2019 to March 3, 2020.

During the nine months ended September 30, 2019, the Company purchased approximately 149.4 million common shares under its current NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

For the nine months ended September 30, 2018 and the twelve months ended December 31, 2018, the Company purchased approximately 20.7 million common shares under the previous NCIB which was in place from February 28, 2018 to February 27, 2019 for total consideration of approximately $250 million. Of the amount paid, $102 million was charged to share capital and $148 million was charged to retained earnings.

Dividend Reinvestment Plan

On February 28, 2019, Encana suspended its dividend reinvestment plan (“DRIP”). During the twelve months ended December 31, 2018, Encana issued 69,329 common shares totaling $0.6 million under the DRIP.

Dividends

During the three months ended September 30, 2019, Encana declared and paid dividends of $0.01875 per common share totaling $24 million (2018 - $0.015 per common share totaling $14 million). During the nine months ended September 30, 2019, Encana declared and paid dividends of $0.05625 per common share totaling $77 million (2018 - $0.045 per common share totaling $43 million).

For the three and nine months ended September 30, 2018, the dividends paid included $0.1 million and $0.5 million, respectively, in common shares issued in lieu of cash dividends under the DRIP.

On October 30, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on December 31, 2019 to common shareholders of record as of December 13, 2019.

Earnings Per Common Share

The following table presents the computation of net earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2019	2018	2019	2018

Net Earnings (Loss)	$149	$39	$240	$39

Number of Common Shares:
Weighted average common shares outstanding - Basic	1,322.8	955.1	1,308.4	962.2
Effect of dilutive securities	-	-	-	-
Weighted Average Common Shares Outstanding - Diluted	1,322.8	955.1	1,308.4	962.2

Net Earnings (Loss) per Common Share
Basic & Diluted	$0.11	$0.04	$0.18	$0.04

Encana Stock Option Plan

Encana has share-based compensation plans that allow employees to purchase common shares of the Company. Option exercise prices are not less than the market value of the common shares on the date the options are granted. All options outstanding as at September 30, 2019 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Encana’s common shares at the time of the exercise over the original grant price. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

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

16.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,014	$1,028	$976	$1,029
Change in Foreign Currency Translation Adjustment	(6)	22	32	21
Balance, End of Period	$1,008	$1,050	$1,008	$1,050

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$(2)	$12	$22	$13
Plan Amendment	-	-	(29)	-
Income Taxes	-	-	6	-
Reclassification of Net Actuarial (Gains) and Losses to Net Earnings (See Note 20)	-	-	(1)	(1)
Income Taxes	-	-	-	-
Balance, End of Period	$(2)	$12	$(2)	$12
Total Accumulated Other Comprehensive Income	$1,006	$1,062	$1,006	$1,062

During the nine months ended September 30, 2019, Encana amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

17.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2019, VMLP provides approximately 1,206 MMcf/d of natural gas gathering and compression and 939 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from up to 12 to 26 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Encana’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Encana in the event the assets under the agreements are deemed worthless, is estimated to be $2,359 million as at September 30, 2019. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at September 30, 2019, there were no accounts payable and accrued liabilities outstanding related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, Encana announced workforce reductions to better align staffing levels and the organizational structure with the Company’s strategy. During the three and nine months ended September 30, 2019, the Company incurred total restructuring charges of $4 million and $134 million, respectively, before tax, primarily related to severance costs. As at September 30, 2019, $4 million remains accrued and is expected to be paid during the remainder of 2019 and in 2020.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Severance and Benefits	$4	$-	$132	$-
Outplacement, Moving and Other Expenses	-	-	2	-
Restructuring Expenses	$4	$-	$134	$-

	As at	As at
	September 30,	December 31,
	2019	2018

Outstanding Restructuring Accrual, Beginning of Year	$-	$-
Restructuring Expenses Incurred	134	-
Restructuring Costs Paid	(130)	-
Outstanding Restructuring Accrual, End of Period (1)	$4	$-
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at September 30, 2019		As at September 30, 2018
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	1.58%	1.58%	2.18%	2.18%
Dividend Yield	1.63%	1.64%	0.46%	0.46%
Expected Volatility Rate (1)	44.14%	42.77%	55.44%	51.90%
Expected Term	2.9 yrs	2.6 yrs	1.6 yrs	2.0 yrs
Market Share Price	US$4.60	C$6.07	US$13.11	C$16.93
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total Compensation Costs of Transactions Classified as Cash-Settled	$2	$36	$46	$118
Less: Total Share-Based Compensation Costs Capitalized	(1)	(11)	(16)	(33)
Total Share-Based Compensation Expense (Recovery)	$1	$25	$30	$85

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$-	$8	$12	$24
Administrative	1	17	18	61
	$1	$25	$30	$85

As at September 30, 2019, the liability for share-based payment transactions totaled $65 million ($165 million as at December 31, 2018), of which $36 million ($131 million as at December 31, 2018) is recognized in accounts payable and accrued liabilities and $29 million ($34 million as at December 31, 2018) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at September 30, 2019	As at December 31, 2018

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$53	$148
Vested	12	17
	$65	$165

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The TSARs, SARs, PSUs and RSUs were granted at the volume-weighted average trading price of Encana’s common shares for the five days prior to the grant date.

Nine Months Ended September 30, 2019 (thousands of units)

TSARs	1,244
SARs	1,718
PSUs	7,833
DSUs	111
RSUs	11,004

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Net Defined Periodic Benefit Cost	$1	$1	$13	$5	$14	$6
Defined Contribution Plan Expense	18	17	-	-	18	17
Total Benefit Plans Expense	$19	$18	$13	$5	$32	$23

Of the total benefit plans expense, $20 million (2018 - $17 million) was included in operating expense and $6 million (2018 - $6 million) was included in administrative expense. Excluding service costs, net defined periodic benefit costs of $6 million (2018 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2019	2018	2019	2018	2019	2018

Service Cost	$1	$1	$7	$5	$8	$6
Interest Cost	5	5	3	2	8	7
Expected Return on Plan Assets	(5)	(6)	-	-	(5)	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	1	(1)	(2)	(1)	(1)
Curtailment	-	-	4	-	4	-
Total Net Defined Periodic Benefit Cost (1)	$1	$1	$13	$5	$14	$6

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

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

As at September 30, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$256	$92	$348	$(68)	$280
Long-term assets	-	59	22	81	(35)	46
Foreign Currency Derivatives:
Current assets	-	4	-	4	-	4
Long-term assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$78	$-	$78	$(68)	$10
Long-term liabilities	-	49	-	49	(35)	14

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	8	-	8	-	8

As at December 31, 2018	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$492	$139	$631	$(77)	$554
Long-term assets	-	177	-	177	(16)	161

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$81	$-	$81	$(77)	$4
Long-term liabilities	-	38	-	38	(16)	22
Foreign Currency Derivatives:
Current liabilities	-	21	-	21	-	21

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4
Long-term in other liabilities and provisions	-	10	-	10	-	10

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, fixed price swaptions, NYMEX costless collars, NYMEX call options, NYMEX three-way options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 22. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at September 30, 2019, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2020. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of the WTI three-way options and WTI costless collars are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for the nine months ended September 30 is presented below:

	Risk Management
	2019	2018

Balance, Beginning of Year	$139	$(51)
Total Gains (Losses)	24	(177)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(49)	80
Transfers Out of Level 3 (1)	-	-
Balance, End of Period	$114	$(148)
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$83	$(136)

(1)	The Company’s policy is to recognize transfers out of Level 3 on the date of the event of change in circumstances that caused the transfer.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2019	As at December 31, 2018
Risk Management - WTI Options	Option Model	Implied Volatility	22% - 61%	29% - 73%

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $9 million ($6 million as at December 31, 2018) increase or decrease to net risk management assets and liabilities.

22.	Financial Instruments and Risk Management

A)  Financial Instruments

Encana’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, fixed price swaptions, options and costless collars. Encana has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2019, Encana has entered into $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019 and $425 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7483 to C$1, which mature monthly throughout 2020.

Risk Management Positions as at September 30, 2019

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	45.0 Mbbls/d	2019	60.24	$26
WTI Fixed Price	24.0 Mbbls/d	2020	60.05	74
Propane Fixed Price	3.8 Mbbls/d	2019	35.72	11
Propane Fixed Price	1.8 Mbbls/d	2020	21.00	1
Butane Fixed Price	6.5 Mbbls/d	2019	40.54	10
Ethane Fixed Price	5.3 Mbbls/d	2019	17.23	5

WTI Fixed Price Swaptions (1)	4.0 Mbbls/d	2021	58.00	(4)

WTI Three-Way Options
Sold call / bought put / sold put	87.5 Mbbls/d	2019	67.72 / 56.47 / 45.86	27
Sold call / bought put / sold put	80.0 Mbbls/d	2020	61.68 / 53.44 / 43.44	54

WTI Costless Collars
Sold call / bought put	43.0 Mbbls/d	2019	65.57 / 56.28	13
Sold call / bought put	15.0 Mbbls/d	2020	68.71 / 50.00	20

Basis Contracts (2)		2019		(19)
		2020		(34)
Crude Oil and NGLs Fair Value Position				184

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	687 MMcf/d	2019	2.72	19
NYMEX Fixed Price	653 MMcf/d	2020	2.69	64

NYMEX Fixed Price Swaptions (3)	180 MMcf/d	2021	2.61	(9)

NYMEX Three-Way Options
Sold call / bought put / sold put	330 MMcf/d	2020	2.72 / 2.60 / 2.25	7

NYMEX Costless Collars
Sold call / bought put	177 MMcf/d	2019	3.05 / 2.89	8
Sold call / bought put	55 MMcf/d	2020	2.88 / 2.50	4

NYMEX Call Options
Sold call	230 MMcf/d	2019	3.75	-
Bought call	230 MMcf/d	2019	3.75	(1)
Sold call	230 MMcf/d	2020	3.25	4

Basis Contracts (4)		2019		10
		2020		30
		2021		(2)
		2022 - 2025		(8)
Other Financial Positions				(1)
Natural Gas Fair Value Position				125

Net Premiums Received on Unexpired Options				(7)

Other Derivative Contracts
Fair Value Position				(10)

Foreign Currency Contracts
Fair Value Position (5)		2019 - 2020		5
Total Fair Value Position and Net Premiums Received				$297

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain 2020 Fixed Price swaps to 2021.
(2)	Encana has entered into crude and NGL differential swaps associated with Midland, Magellan East Houston, Belvieu, Conway, Brent, Louisiana Light Sweet and WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2020 Fixed Price swaps to 2021.
(4)	Encana has entered into natural gas basis swaps associated with AECO, Dawn, Chicago, Malin, Waha, Houston Ship Channel and NYMEX.
(5)	Encana has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$122	$(77)	$301	$(95)
Foreign Currency Derivatives:
Foreign exchange	2	1	1	11
	$124	$(76)	$302	$(84)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(41)	$(164)	$(385)	$(422)
Foreign Currency Derivatives:
Foreign exchange	(11)	9	26	(17)
	$(52)	$(155)	$(359)	$(439)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$81	$(241)	$(84)	$(517)
Foreign Currency Derivatives:
Foreign exchange	(9)	10	27	(6)
	$72	$(231)	$(57)	$(523)

(1)

Includes realized gains of $2 million and $5 million for the three and nine months ended September 30, 2019, respectively, (2018 - gains of $2 million and $5 million, respectively) related to other derivative contracts.

(2)

Includes unrealized losses of nil and $1 million for the three and nine months ended September 30, 2019, respectively, (2018 - losses of nil and $1 million, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2019		2018
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$654
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(57)	$(57)	$(523)
Settlement of Other Derivative Contracts	5
Amortization of Option Premiums During the Period	(3)
Fair Value of Contracts Realized During the Period	(302)	(302)	84
Fair Value of Contracts and Net Premiums Received, End of Period	$297	$(359)	$(439)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2019	2018

Risk Management Assets
Current	$284	$554
Long-term	47	161
	331	715

Risk Management Liabilities
Current	10	25
Long-term	14	22
	24	47

Other Derivative Contracts
Current in accounts payable and accrued liabilities	2	4
Long-term in other liabilities and provisions	8	10
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$297	$654

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Encana to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at September 30, 2019, the Company had no significant credit derivatives in place and held no collateral.

As at September 30, 2019, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2019, approximately 96 percent (97 percent as at December 31, 2018) of Encana’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at September 30, 2019, Encana had three counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 20 percent, 13 percent and 13 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2018, Encana had four counterparties whose net settlement position accounted for 30 percent, 13 percent, 12 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, Encana entered into agreements resulting from divestitures, which may require Encana to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Encana to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from two to five years with a fair value recognized of $10 million as at September 30, 2019 ($14 million as at December 31, 2018). The maximum potential amount of undiscounted future payments is $154 million as at September 30, 2019, and is considered unlikely.

23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Operating Activities
Accounts receivable and accrued revenues	$61	$(8)	$178	$(152)
Accounts payable and accrued liabilities	(82)	59	(66)	99
Current portion of operating lease liabilities	(9)	-	52	-
Income tax receivable and payable	(2)	262	(34)	252
	$(32)	$313	$130	$199

B)	Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$2	$3	$13	$13
Property, plant and equipment accruals	(80)	(20)	(33)	61
Capitalized long-term incentives	1	11	(31)	6
Property additions/dispositions (swaps)	63	55	66	195
New ROU operating lease assets and liabilities (See Note 11)	(1)	-	(11)	-
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$-	$(3,478)	$-
Common shares issued under dividend reinvestment plan (See Note 15)	-	-	-	-

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2019:

	Expected Future Payments
(undiscounted)	2019	2020	2021	2022	2023	Thereafter	Total

Transportation and Processing	$197	$731	$625	$594	$485	$2,407	$5,039
Drilling and Field Services	64	24	6	-	-	-	94
Building Leases	4	15	14	11	7	15	66
Total	$265	$770	$645	$605	$492	$2,422	$5,199

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of Encana’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2019 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2018, which are included in Items 8 and 7, respectively, of the 2018 Annual Report on Form 10‑K. Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Encana is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Encana is committed to growing long-term shareholder value through a combination of profitable growth and generating cash flows in excess of capital expenditures. The Company is pursuing the key business objectives of preserving balance sheet strength, maximizing profitability through operational and capital efficiencies, returning capital to shareholders through sustainable dividends, and driving cash flow through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids.

In executing its strategy, Encana focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, determined and motivated with a commitment to excellence and a passion to succeed as a team. Encana rapidly deploys successful ideas and practices across its assets, becoming more efficient as innovative and sustainable improvements are implemented.

Encana continually reviews and evaluates its strategy and changing market conditions. In 2019, Encana is focusing on quality cash flow growth from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at September 30, 2019, these comprised Permian and Anadarko in the U.S., and Montney in Canada. These top tier assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital into high margin liquids plays that support sustainable cash flow generation. The Company’s other upstream assets, including Eagle Ford, Duvernay, Williston and Uinta continue to deliver operating cash flows for the Company.

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

Highlights

During the first nine months of 2019, Encana focused on executing its 2019 capital plan, generating cash from operating activities and returning capital to shareholders through dividends and share buybacks. Since the completion of the Newfield acquisition in February, the Company has fully integrated the businesses and is on track to exceed the synergies previously announced from the strategic combination. Higher upstream product revenues in the first nine months of 2019 compared to 2018 resulted from higher production volumes, partially offset by lower average realized prices, excluding the impact of risk management activities. Total production volumes increased by 60 percent compared to 2018 primarily due to the Newfield acquisition and successful drilling programs. Decreases in average realized liquids and natural gas prices of 23 percent and nine percent, respectively, were primarily due to lower benchmark prices. Encana continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

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

•

Purchased, for cancellation, approximately 149.4 million common shares for total consideration of approximately $1,037 million, thereby fully executing the Company’s previously announced NCIB for up to 10 percent of Encana’s public float of common shares.

•

Purchased, for cancellation, approximately 47.3 million common shares for total consideration of approximately $213 million, thereby fully executing the Company’s previously announced substantial issuer bid.

•

Terminated the Company’s production sharing contract with the China National Offshore Oil Corporation (“CNOOC”), which governed Encana’s China Operations, effective July 31, 2019. Subsequently, Encana no longer has operations in China.

•	Completed the sale of the Company’s Arkoma Basin natural gas assets on August 27, 2019, comprising approximately 140,000 net acres in Oklahoma, for proceeds of $155 million, after closing adjustments.

Financial Results

Three months ended September 30, 2019

•	Reported net earnings of $149 million, including net gains on risk management in revenues of $81 million, before tax, and a net foreign exchange loss of $30 million, before tax.
•	Generated cash from operating activities of $756 million, Non-GAAP Cash Flow of $817 million and Non‑GAAP Cash Flow Margin of $14.67 per BOE.
•

Returned capital to shareholders through the purchase, for cancellation, of approximately 47.3 million common shares for total consideration of approximately $213 million and paid dividends of $0.01875 per common share totaling $24 million.

Nine months ended September 30, 2019

•

Reported net earnings of $240 million, including restructuring charges of $134 million, before tax, a net loss on risk management in revenues of $84 million, before tax, a net foreign exchange gain of $62 million, before tax, and acquisition costs of $33 million, before tax.

•	Generated cash from operating activities of $2,191 million, Non-GAAP Cash Flow of $2,116 million and Non‑GAAP Cash Flow Margin of $13.95 per BOE.
•

Returned capital to shareholders through the purchase, for cancellation, of approximately 196.7 million common shares for total consideration of approximately $1,250 million and paid dividends of $0.05625 per common share totaling $77 million.

43

•

Held cash and cash equivalents of $138 million and had $4.0 billion in available credit facilities of which Encana’s $2.5 billion revolving credit facility supported the issuance of $740 million of commercial paper as at September 30, 2019.

Capital Investment

•	Directed $467 million, or 83 percent, of total capital spending to Permian, Anadarko and Montney in the third quarter of 2019 and $1,554 million, or 76 percent, during the first nine months of 2019.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended September 30, 2019

•

Produced average oil and NGL volumes of 329.2 Mbbls/d which accounted for 54 percent of total production volumes. Average oil and plant condensate production volumes of 237.3 Mbbls/d were 72 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,655 MMcf/d which accounted for 46 percent of total production volumes.

Nine months ended September 30, 2019

•

Produced average oil and NGL volumes of 295.2 Mbbls/d which accounted for 53 percent of total production volumes. Average oil and plant condensate production volumes of 214.4 Mbbls/d were 73 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,562 MMcf/d which accounted for 47 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to other downstream markets to optimize realized commodity prices and revenues through a combination of derivative financial instruments and transportation contracts.
•

Continued to benefit from secured pipeline transportation capacity to the Dawn and Houston markets to protect against AECO and Midland differentials to NYMEX and WTI, respectively; maintained access to local markets through existing transportation contracts.

•

Incurred Total Costs in the third quarter and the first nine months of 2019 of $11.95 per BOE and $12.66 per BOE, respectively, a decrease compared to 2018 of $0.65 per BOE and $0.57 per BOE, respectively. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. Significant items in the third quarter and the first nine months of 2019 impacting Total Costs include:

o

Lower upstream transportation and processing expense in the third quarter and the first nine months of 2019 compared to 2018 of $1.00 per BOE and $0.93 per BOE, respectively, primarily due to the higher proportion of total production volumes from the USA Operations, which benefit from lower than average per BOE transportation and processing costs. Production volumes in the USA Operations were higher in the third quarter and first nine months of 2019 compared to 2018 due to the Newfield acquisition; and

o

Higher administrative expense, excluding long-term incentive costs and restructuring costs, in the third quarter and the first nine months of 2019 compared to 2018 of $0.21 per BOE and $0.23 per BOE, respectively, primarily due to the change in accounting treatment for The Bow office building.

•	Preserved operational efficiencies achieved in previous years and minimized the effect of inflationary costs.

Subsequent Event

On October 31, 2019, the Company announced its intention to complete a corporate reorganization (the “Reorganization”) which includes (i) a proposed plan of arrangement under the Canada Business Corporations Act involving, among others, Encana, Encana securityholders and a wholly-owned subsidiary of Encana to be named Ovintiv Inc. (“Ovintiv”), pursuant to which, among other things, Encana will complete a share consolidation on the basis of one post-consolidation share for each five pre-consolidation shares and Ovintiv will ultimately acquire all of the issued and outstanding Encana common shares in exchange for shares of Ovintiv on a one-for-one basis and become the parent company of Encana and its subsidiaries (collectively, the “Arrangement”), and (ii) as soon as practicable following the Arrangement, Ovintiv migrating out of Canada and becoming a Delaware corporation. Following completion of the Reorganization, Ovintiv and its subsidiaries will continue to carry on the business currently conducted by Encana and its subsidiaries. Subject to receipt of securityholder, stock exchange and court approvals, as well as the satisfaction of other conditions precedent, the Reorganization is expected to be completed in 2020.

2019 Outlook

Industry Outlook

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2019 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. At a meeting in December 2018, OPEC and certain non-OPEC countries (collectively “OPEC”) agreed to reduce crude oil production, beginning in January 2019 for an initial period of six months, seeking to balance the global oil market in response to changing fundamentals. In July 2019, OPEC agreed to extend production cuts for an additional period of nine months from July 2019 to March 2020. Risks to the global economy, including trade disputes, U.S. sanctions policy, U.S. production growth, and potential oil supply outages in major producing countries resulting from geopolitical instability, could further contribute to price volatility in 2019. OPEC is scheduled to meet again in December 2019 to review production levels which could potentially result in other supply adjustments and contribute to price fluctuations.

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

Company Outlook

Encana is well positioned in the current price environment to balance moderate liquids growth with the generation of cash flows in excess of capital expenditures. The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues during periods of lower prices. A portion of the Company’s production is sold at prevailing market prices which also allows Encana to participate in potential price increases. As at September 30, 2019, the Company has hedged approximately 175.5 Mbbls/d of expected crude oil and condensate production and 864 MMcf/d of expected natural gas production for the remainder of the year. Additional information on Encana’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Capital Investment

Encana is on track to meet its updated full year 2019 capital investment guidance of $2.55 billion to $2.65 billion and expects to fund its capital program from 2019 cash generated from operating activities. During the first nine months of 2019, the Company spent $2,052 million, of which $728 million was directed to Permian with 84 net wells drilled, $556 million was directed to Anadarko with 51 net wells drilled since the Newfield acquisition closed on February 13, 2019, and $270 million was directed to Montney with 58 net wells drilled. Capital investment in the Core Assets is expected to be optimized by Encana’s cube development approach to maximize returns and recovery. Capital investment for the remainder of 2019 is expected to be primarily allocated to the Core Assets with a focus on maximizing returns from high margin liquids and to other upstream assets to optimize operating free cash flows.

Encana continually strives to improve well performance and lower costs through innovative techniques. Encana's large-scale cube development model utilizes multi-well pads and advanced completion designs to access stacked pay resource to maximize returns and resource recovery from its reservoirs. The deployment of cube development in Anadarko has reduced well costs by approximately $1.4 million per well in 2019 compared to Newfield’s 2018 well costs, exceeding the Company’s previously announced expected savings of $1 million per well. The impact of Encana’s disciplined capital program and continuous innovation create flexibility and opportunity to grow cash flows and production volumes going forward.

Production

Encana’s shift to a more balanced portfolio has reduced the extent of exposure to commodity market volatility and positioned the Company to generate sustainable future cash flows. During the first nine months of 2019, average liquids production volumes were 295.2 Mbbls/d, or 53 percent of total production volumes, and average natural gas production volumes were 1,562 MMcf/d, or 47 percent of total production volumes. The Company has updated its full year 2019 production volume guidance ranges for liquids to 297.0 Mbbls/d to 301.0 Mbbls/d and for natural gas to 1,560 MMcf/d to 1,575 MMcf/d. Encana is on track to meet its updated full year 2019 production volume guidance ranges as the Company executes the remainder of its capital plans for its Core Assets.

Operating Expenses

For 2019, Encana lowered its guidance range for Total Costs to $12.60 per BOE to $12.90 per BOE and expects Total Costs for the year to be approximately $12.75 per BOE. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive and restructuring costs. In the first nine months of 2019, Total Costs of $12.66 per BOE were below the full year 2019 guidance range as integration synergies were realized. Upstream transportation and processing expense was $6.46 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs and restructuring costs, were $3.40 per BOE and $1.57 per BOE, respectively. Encana expects efficiency improvements and effective supply chain management, including favorable price negotiations, to offset any inflationary pressures.

Workforce reductions and operating efficiencies have reduced operating and administrative costs by $100 million to date and are expected to be reduced by approximately $200 million on an annualized basis, compared to the combined costs of Newfield and Encana prior to the acquisition. These synergies surpass the Company’s original estimate of $125 million and exclude expected restructuring costs incurred in 2019. To date, restructuring costs of $134 million have been incurred.

Additional information on Encana’s 2019 Corporate Guidance can be accessed on the Company’s website in the Corporate Presentation at www.encana.com.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Product and Service Revenues
Upstream product revenues	$1,476	$1,166	$4,315	$3,107
Market optimization	294	317	870	909
Service revenues	1	5	6	9
Total Product and Service Revenues	1,771	1,488	5,191	4,025

Gains (Losses) on Risk Management, Net	81	(241)	(84)	(517)
Sublease Revenues	19	15	54	50
Total Revenues	1,871	1,262	5,161	3,558

Total Operating Expenses (1)	1,556	1,143	4,535	3,218
Operating Income (Loss)	315	119	626	340
Total Other (Income) Expenses	123	74	243	356
Net Earnings (Loss) Before Income Tax	192	45	383	(16)
Income Tax Expense (Recovery)	43	6	143	(55)

Net Earnings (Loss)	$149	$39	$240	$39
(1)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

Subsequent to the completion of the Newfield acquisition on February 13, 2019, the post‑acquisition results of the operations of Newfield are included in the Company’s interim consolidated results beginning February 14, 2019. As a result of the business combination and the addition of the Anadarko asset to Encana’s portfolio, the Company’s Core Assets were redefined to include Permian and Anadarko in the U.S. and Montney in Canada. The 2018 Core Assets production presentation has been updated to align with the Company’s 2019 Core Assets and reflects Permian and Montney.

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

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2019	2018	2019	2018

Oil & NGLs
WTI ($/bbl)	$56.45	$69.50	$57.06	$66.75
Houston ($/bbl)	61.14	73.51	62.84	70.16
Edmonton Condensate (C$/bbl)	68.70	87.34	70.21	85.30

Natural Gas
NYMEX ($/MMBtu)	$2.23	$2.90	$2.67	$2.90
AECO (C$/Mcf)	1.04	1.35	1.39	1.41
Dawn (C$/MMBtu)	2.81	3.79	3.26	3.73

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2019	2018	2019	2018	2019	2018	2019	2018

Oil (Mbbls/d, $/bbl)
Canadian Operations	0.7	0.3	$58.24	$60.32	0.5	0.4	$51.55	$57.83
USA Operations	177.6	95.2	55.26	66.84	159.0	87.3	56.47	65.66
China Operations (3)	0.5	-	60.35	-	2.0	-	66.37	-
Total	178.8	95.5	55.29	66.82	161.5	87.7	56.58	65.62

NGLs – Plant Condensate (Mbbls/d, $/bbl)
Canadian Operations	45.9	36.3	50.73	64.82	42.9	31.2	51.74	64.61
USA Operations	12.6	4.7	41.70	55.23	10.0	3.8	43.93	55.12
Total	58.5	41.0	48.78	63.73	52.9	35.0	50.26	63.60

NGLs – Other (Mbbls/d, $/bbl)
Canadian Operations	17.0	14.4	5.39	30.25	16.3	12.5	10.66	28.87
USA Operations	74.9	27.8	7.48	28.27	64.5	24.7	12.01	24.08
Total	91.9	42.2	7.09	28.95	80.8	37.2	11.74	25.69

Total Oil & NGLs (Mbbls/d, $/bbl)
Canadian Operations	63.6	51.0	38.65	55.03	59.7	44.1	40.52	54.44
USA Operations	265.1	127.7	41.12	58.01	233.5	115.8	43.65	56.45
China Operations (3)	0.5	-	60.35	-	2.0	-	66.37	-
Total	329.2	178.7	40.67	57.16	295.2	159.9	43.18	55.90

Natural Gas (MMcf/d, $/Mcf)
Canadian Operations	1,038	1,038	1.54	1.96	1,027	975	1.95	2.09
USA Operations	617	159	1.67	2.19	535	148	1.89	2.25
Total	1,655	1,197	1.59	1.99	1,562	1,123	1.93	2.11

Total Production (MBOE/d, $/BOE)
Canadian Operations	236.7	224.1	17.12	21.62	230.8	206.5	19.14	21.46
USA Operations	367.9	154.1	32.43	50.30	322.8	140.5	34.72	48.90
China Operations (3)	0.5	-	60.35	-	2.0	-	66.37	-
Total	605.1	378.2	26.46	33.30	555.6	347.0	28.36	32.57

Production Mix (%)
Oil & Plant Condensate	39	36			39	35
NGLs – Other	15	11			14	11
Total Oil & NGLs	54	47			53	46
Natural Gas	46	53			47	54

Production Growth
Year Over Year (%) (4)
Total Oil & NGLs	84				85
Natural Gas	38				39
Total Production	60				60

Core Assets Production (5)
Oil (Mbbls/d)	118.2	62.1			106.9	57.4
NGLs – Plant Condensate (Mbbls/d)	48.6	33.0			44.7	27.3
NGLs – Other (Mbbls/d)	80.2	32.7			70.5	28.4
Total Oil & NGLs (Mbbls/d)	247.0	127.8			222.1	113.1
Natural Gas (MMcf/d)	1,416	1,028			1,325	948
Total Production (MBOE/d)	482.8	299.1			442.9	271.0
% of Total Encana Production	80	79			80	78
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)

The Company acquired its China Operations as part of the Newfield business combination on February 13, 2019. Subsequently, the Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019. Production from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(4)	Includes production impacts of acquisitions and divestitures.
(5)

Core Assets production presentation aligns with the Company’s 2019 Core Assets, which include Permian, Anadarko and Montney. Core Assets production for 2018 has been updated and reflects Permian and Montney.

Upstream Product Revenues

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2018 Upstream Product Revenues	$587	$241	$113	$219	$1,160
Increase (decrease) due to:
Sales prices	(77)	(67)	(86)	(54)	(284)
Production volumes	399	88	33	78	598
2019 Upstream Product Revenues	$909	$262	$60	$243	$1,474

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2018 Upstream Product Revenues	$1,572	$607	$261	$647	$3,087
Increase (decrease) due to:
Sales prices	(170)	(165)	(161)	(70)	(566)
Production volumes	1,093	284	158	247	1,782
2019 Upstream Product Revenues	$2,495	$726	$258	$824	$4,303
(1)

Natural gas revenues for the third quarter and the first nine months of 2019 exclude certain other revenue and royalty adjustments with no associated production volumes of $2 million and $12 million, respectively (2018 - royalty adjustments of $6 million and $20 million, respectively).

Oil Revenues

Three months ended September 30, 2019 versus September 30, 2018

Oil revenues increased $322 million compared to the third quarter of 2018 primarily due to:

•

Higher average oil production volumes of 83.3 Mbbls/d increased revenues by $399 million. Higher volumes were primarily due to the Newfield acquisition (72.7 Mbbls/d) and successful drilling programs in Anadarko, Williston and Permian (17.7 Mbbls/d), partially offset by natural declines in Eagle Ford (4.6 Mbbls/d); and

•

Lower average realized oil prices of $11.53 per bbl, or 17 percent, decreased revenues by $77 million. The decrease reflected lower WTI and Houston benchmark prices which were down 19 percent and 17 percent, respectively, partially offset by strengthening regional pricing relative to the WTI benchmark price in the USA Operations.

Nine months ended September 30, 2019 versus September 30, 2018

Oil revenues increased $923 million compared to the first nine months of 2018 primarily due to:

•

Higher average oil production volumes of 73.8 Mbbls/d increased revenues by $1,093 million. Higher volumes were primarily due to the Newfield acquisition (64.0 Mbbls/d) and successful drilling programs in Anadarko, Permian and Williston (15.5 Mbbls/d), partially offset by the sale of the San Juan assets in the fourth quarter of 2018 (2.2 Mbbls/d) and natural declines in Eagle Ford (2.2 Mbbls/d); and

•

Lower average realized oil prices of $9.04 per bbl, or 14 percent, decreased revenues by $170 million. The decrease reflected lower WTI and Houston benchmark prices which were down 15 percent and 10 percent, respectively, partially offset by strengthening regional pricing relative to the WTI benchmark price in the USA Operations.

NGL Revenues

Three months ended September 30, 2019 versus September 30, 2018

NGL revenues decreased $32 million compared to the third quarter of 2018 primarily due to:

•	Lower average realized other NGL prices of $21.86 per bbl, or 76 percent, decreased revenues by $86 million reflecting lower other NGL benchmark prices and lower regional pricing; and
•

Lower average realized plant condensate prices of $14.95 per bbl, or 23 percent, decreased revenues by $67 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 21 percent and 19 percent, respectively, as well as fluctuations in regional pricing relative to the Edmonton Condensate and WTI benchmark prices;

partially offset by:

•

Higher average plant condensate production volumes of 17.5 Mbbls/d increased revenues by $88 million. Higher volumes were primarily due to successful drilling programs in Montney, Anadarko and Duvernay (12.1 Mbbls/d) and the Newfield acquisition (5.6 Mbbls/d); and

•

Higher average other NGL production volumes of 49.7 Mbbls/d increased revenues by $33 million. Higher volumes were primarily due to the Newfield acquisition (35.6 Mbbls/d) and successful drilling programs in Anadarko, Permian and Montney (15.0 Mbbls/d).

Nine months ended September 30, 2019 versus September 30, 2018

NGL revenues increased $116 million compared to the first nine months of 2018 primarily due to:

•

Higher average plant condensate production volumes of 17.9 Mbbls/d increased revenues by $284 million. Higher volumes were primarily due to successful drilling programs in Montney and Anadarko (12.8 Mbbls/d) and the Newfield acquisition (4.7 Mbbls/d); and

•

Higher average other NGL production volumes of 43.6 Mbbls/d increased revenues by $158 million. Higher volumes were primarily due to the Newfield acquisition (29.8 Mbbls/d) and successful drilling programs in Anadarko, Montney and Permian (15.5 Mbbls/d);

partially offset by:

•

Lower average realized plant condensate prices of $13.34 per bbl, or 21 percent, decreased revenues by $165 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 18 percent and 15 percent, respectively, as well as fluctuations in regional pricing relative to the Edmonton Condensate and WTI benchmark prices; and

•	Lower average realized other NGL prices of $13.95 per bbl, or 54 percent, decreased revenues by $161 million reflecting lower other NGL benchmark prices and lower regional pricing.

Natural Gas Revenues

Three months ended September 30, 2019 versus September 30, 2018

Natural gas revenues increased $24 million compared to the third quarter of 2018 primarily due to:

•

Higher average natural gas production volumes of 458 MMcf/d increased revenues by $78 million primarily due to the Newfield acquisition (421 MMcf/d) and successful drilling programs in Anadarko, Montney and Permian (71 MMcf/d), partially offset by increased third-party plant downtime and pipeline restrictions in Montney (20 MMcf/d), lower production in Other Upstream Operations primarily due to natural declines (8 MMcf/d) and the sale of the San Juan assets in the fourth quarter of 2018 (7 MMcf/d); and

•

Lower average realized natural gas prices of $0.40 per Mcf, or 20 percent, decreased revenues by $54 million reflecting lower Dawn, NYMEX and AECO benchmark prices which were down 26 percent, 23 percent and 23 percent, respectively, partially offset by a higher proportion of total production volumes in the USA Operations with higher regional pricing resulting from the Newfield acquisition.

Nine months ended September 30, 2019 versus September 30, 2018

Natural gas revenues increased $177 million compared to the first nine months of 2018 primarily due to:

•

Higher average natural gas production volumes of 439 MMcf/d increased revenues by $247 million primarily due to the Newfield acquisition (369 MMcf/d) and successful drilling programs in Montney, Anadarko and Permian (101 MMcf/d), partially offset by lower production in Other Upstream Operations primarily due to natural declines (14 MMcf/d) and the sale of the San Juan assets in the fourth quarter of 2018 (7 MMcf/d); and

•

Lower average realized natural gas prices of $0.18 per Mcf, or nine percent, decreased revenues by $70 million reflecting lower Dawn and NYMEX benchmark prices which were down 13 percent and eight percent, respectively, partially offset by a higher proportion of total production volumes in the USA Operations with higher regional pricing resulting from the Newfield acquisition.

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Encana enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at September 30, 2019 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of Encana’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$10	$(87)	$56	$(208)
NGLs - Plant Condensate	9	(40)	24	(98)
NGLs - Other	28	(7)	61	(7)
Natural Gas	73	56	156	216
Other (2)	2	1	4	2
Total	122	(77)	301	(95)

Unrealized Gains (Losses) on Risk Management	(41)	(164)	(385)	(422)
Total Gains (Losses) on Risk Management, Net	$81	$(241)	$(84)	$(517)

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2019	2018	2019	2018

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$0.63	$(9.77)	$1.27	$(8.68)
NGLs - Plant Condensate ($/bbl)	$1.77	$(10.84)	$1.66	$(10.31)
NGLs - Other ($/bbl)	$3.28	$(1.72)	$2.76	$(0.63)
Natural Gas ($/Mcf)	$0.48	$0.51	$0.37	$0.70
Total ($/BOE)	$2.17	$(2.23)	$1.96	$(1.02)
(1)	Includes realized gains and losses related to the Canadian and USA Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Market Optimization	$294	$317	$870	$909

Three months ended September 30, 2019 versus September 30, 2018

Market Optimization revenues decreased $23 million compared to the third quarter of 2018 primarily due to:

•	Lower benchmark prices ($68 million) and lower sales of third-party purchased natural gas volumes ($56 million);

partially offset by:

•

Higher sales of third-party purchased liquids volumes primarily relating to price optimization activities and additional third-party purchases to meet sales commitments in the USA Operations ($101 million).

Nine months ended September 30, 2019 versus September 30, 2018

Market Optimization revenues decreased $39 million compared to the first nine months of 2018 primarily due to:

•	Lower sales of third-party purchased natural gas volumes ($109 million) and lower benchmark prices ($104 million);

partially offset by:

•	Higher sales of third-party purchased liquids volumes ($174 million) due to:
o	Changing market conditions resulting in additional third-party purchases to meet sales commitments in the Canadian Operations in the first quarter of 2019; and
o	Price optimization activities and additional third-party purchases to meet sales commitments in the USA Operations in the third quarter of 2019.

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on The Bow office sublease can be found in Notes 2 and 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$3	$4	$11	$12
USA Operations	63	41	176	97
Total	$66	$45	$187	$109

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$0.15	$0.20	$0.18	$0.22
USA Operations	$1.85	$2.91	$1.99	$2.53
Total	$1.18	$1.31	$1.23	$1.15

Three months ended September 30, 2019 versus September 30, 2018

Production, mineral and other taxes increased $21 million compared to the third quarter of 2018 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition ($31 million);

partially offset by:

•	Lower production tax mainly as a result of lower commodity prices ($7 million) and the sale of the San Juan assets in the fourth quarter of 2018 ($2 million).

Nine months ended September 30, 2019 versus September 30, 2018

Production, mineral and other taxes increased $78 million compared to the first nine months of 2018 primarily due to:

•

Higher production volumes and property values as a result of the Newfield acquisition ($84 million) and higher production volumes, effective rates and assessed property values in Permian ($17 million);

partially offset by:

•	Lower production tax mainly as a result of lower commodity prices ($21 million) and the sale of the San Juan assets in the fourth quarter of 2018 ($5 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$211	$211	$640	$608
USA Operations	125	34	340	92
Upstream Transportation and Processing	336	245	980	700

Market Optimization	62	33	168	99
Total	$398	$278	$1,148	$799

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$9.68	$10.26	$10.15	$10.78
USA Operations	$3.72	$2.38	$3.86	$2.39
Upstream Transportation and Processing	$6.05	$7.05	$6.46	$7.39

Three months ended September 30, 2019 versus September 30, 2018

Transportation and processing expense increased $120 million compared to the third quarter of 2018 primarily due to:

•

Higher production volumes as a result of the Newfield acquisition and successful drilling in Anadarko ($93 million), and rate escalation in certain transportation contracts relating to previously divested assets and incremental transportation costs associated with third-party purchased volumes ($27 million).

Upstream transportation and processing decreased $1.00 per BOE compared to the third quarter of 2018 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition.

Nine months ended September 30, 2019 versus September 30, 2018

Transportation and processing expense increased $349 million compared to the first nine months of 2018 primarily due to:

•

Higher production volumes as a result of the Newfield acquisition and successful drilling in Anadarko ($251 million), growth in Montney and Permian ($85 million), rate escalation in certain transportation contracts relating to previously divested assets and incremental transportation costs associated with third-party purchased volumes ($64 million), and higher costs relating to the diversification of the Company’s downstream markets ($8 million);

partially offset by:

•

Lower U.S./Canadian dollar exchange rate ($18 million), lower commodity prices ($16 million) and lower activity in Deep Panuke where the Company ceased production in the second quarter of 2018 ($11 million).

Upstream transportation and processing decreased $0.93 per BOE compared to the first nine months of 2018 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition.

Operating

Operating expense includes costs paid by Encana, net of amounts capitalized, to operate oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals and fuel.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$32	$34	$96	$98
USA Operations	151	80	414	238
China Operations (1)	4	-	16	-
Upstream Operating Expense	187	114	526	336

Market Optimization	6	8	21	25
Corporate & Other	-	2	(2)	11
Total	$193	$124	$545	$372

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$1.45	$1.61	$1.51	$1.70
USA Operations	$4.48	$5.56	$4.70	$6.16
China Operations (1)	$66.11	$-	$27.53	$-
Upstream Operating Expense (2)	$3.35	$3.22	$3.46	$3.51
(1)

The Company acquired its China Operations as part of the Newfield business combination on February 13, 2019. Subsequently, the Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019. Upstream Operating Expense for China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(2)

Upstream Operating Expense per BOE for the third quarter and first nine months of 2019 includes long-term incentive costs of $0.01/BOE and $0.06/BOE, respectively (2018 - $0.15/BOE and $0.16/BOE, respectively).

Three months ended September 30, 2019 versus September 30, 2018

Operating expense increased $69 million compared to the third quarter of 2018 primarily due to:

•	The Newfield acquisition and growth in Anadarko, as well as higher activity in Permian ($79 million);

partially offset by:

•

Lower long-term incentive costs resulting from a decrease in Encana’s share price in the third quarter of 2019 ($8 million), lower activity in Eagle Ford ($5 million) and the sale of the San Juan assets in the fourth quarter of 2018 ($3 million).

Nine months ended September 30, 2019 versus September 30, 2018

Operating expense increased $173 million compared to the first nine months of 2018 primarily due to:

•	The Newfield acquisition and growth in Anadarko, as well as higher activity in Permian ($223 million);

partially offset by:

•

Lower long-term incentive costs resulting from a decrease in Encana’s share price in the first nine months of 2019 ($12 million), lower activity in Eagle Ford ($11 million), the sale of the San Juan assets in the fourth quarter of 2018 ($7 million) and lower salaries and benefits in the Canadian Operations ($5 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Market Optimization	$264	$282	$784	$803

Three months ended September 30, 2019 versus September 30, 2018

Purchased product expense decreased $18 million compared to the third quarter of 2018 primarily due to:

•	Lower benchmark prices ($70 million) and lower third-party purchased natural gas volumes ($49 million);

partially offset by:

•	Higher third-party purchased liquids volumes primarily relating to price optimization activities and additional third-party purchases to meet sales commitments in the USA Operations ($101 million).

Nine months ended September 30, 2019 versus September 30, 2018

Purchased product expense decreased $19 million compared to the first nine months of 2018 primarily due to:

•	Lower benchmark prices ($99 million) and lower third-party purchased natural gas volumes ($94 million);

partially offset by:

•	Higher third-party purchased liquids volumes ($174 million) due to:
o	Changing market conditions resulting in additional third-party purchases to meet sales commitments in the Canadian Operations in the first quarter of 2019; and
o	Price optimization activities and additional third-party purchases to meet sales commitments in the USA Operations in the third quarter of 2019.

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

Under full cost accounting, the carrying amount of Encana’s oil and natural gas properties within each country cost centre is subject to a ceiling test performed quarterly. Ceiling test impairments are recognized when the capitalized costs exceed the sum of the estimated after-tax future net cash flows from proved reserves as calculated under SEC requirements using the 12‑month average trailing prices and discounted at 10 percent.

In the first nine months of 2019, the 12-month average trailing prices have generally declined. Further declines in the 12‑month average trailing commodity prices could reduce proved reserves values and result in the recognition of future ceiling test impairments. Future ceiling test impairments can also result from changes to reserves estimates, future development costs, capitalized costs and unproved property costs. Proceeds received from oil and natural gas divestitures are generally deducted from the Company’s capitalized costs and can reduce the risk of ceiling test impairments.

Additional information can be found in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2018 Annual Report on Form 10-K. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Canadian Operations	$100	$95	$287	$257
USA Operations	438	241	1,141	628
Upstream DD&A	538	336	1,428	885

Market Optimization	-	-	-	1
Corporate & Other	7	13	26	38
Total	$545	$349	$1,454	$924

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2019	2018	2019	2018

Canadian Operations	$4.61	$4.57	$4.56	$4.55
USA Operations	$12.93	$17.05	$12.95	$16.39
Upstream DD&A	$9.67	$9.65	$9.45	$9.34

Three months ended September 30, 2019 versus September 30, 2018

DD&A increased $196 million compared to the third quarter of 2018 primarily due to:

•	Higher production volumes in the USA Operations ($337 million), partially offset by lower depletion rates in the USA Operations ($141 million).

The depletion rate in the USA Operations decreased $4.12 per BOE compared to the third quarter of 2018 primarily due to higher reserve volumes primarily in Permian, as well as additional reserve volumes acquired with the Newfield acquisition.

Nine months ended September 30, 2019 versus September 30, 2018

DD&A increased $530 million compared to the first nine months of 2018 primarily due to:

•	Higher production volumes in the USA and Canadian Operations ($760 million and $32 million, respectively), partially offset by lower depletion rates in the USA Operations ($248 million).

The depletion rate in the USA Operations decreased $3.44 per BOE compared to the first nine months of 2018 primarily due to higher reserve volumes primarily in Permian, as well as additional reserve volumes acquired with the Newfield acquisition.

Administrative

Administrative expense represents costs associated with corporate functions provided by Encana staff in Calgary, Denver and The Woodlands offices. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Administrative, excluding Long-Term Incentive and
Restructuring Costs	$76	$40	$237	$126
Long-term incentive costs	1	17	18	61
Restructuring costs	4	-	134	-
Total Administrative	$81	$57	$389	$187

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2019	2018	2019	2018

Administrative, excluding Long-Term Incentive and
Restructuring Costs	$1.38	$1.17	$1.57	$1.34
Long-term incentive costs	0.01	0.47	0.12	0.64
Restructuring costs	0.07	-	0.88	-
Total Administrative	$1.46	$1.64	$2.57	$1.98

Three months ended September 30, 2019 versus September 30, 2018

Administrative expense in the third quarter of 2019 increased $24 million compared to the third quarter of 2018 primarily due to the impact from adopting ASC Topic 842, “Leases”, as discussed further below ($30 million), costs related to the Newfield acquisition ($8 million), and restructuring costs ($4 million), partially offset by lower long-term incentive costs resulting from a larger change in Encana’s share price in the third quarter of 2019 compared to the change in the share price in the third quarter of 2018 ($16 million).

Nine months ended September 30, 2019 versus September 30, 2018

Administrative expense in the first nine months of 2019 increased $202 million compared to the first nine months of 2018 primarily due to restructuring costs ($134 million), the impact from adopting ASC Topic 842, “Leases”, as discussed further below ($86 million) and administrative costs associated with the Newfield acquisition ($25 million), including non-recurring integration expenses of $8 million, partially offset by lower long-term incentive costs resulting from a larger change in Encana’s share price in the first nine months of 2019 compared to the change in the share price in the first nine months of 2018 ($43 million).

During the first nine months of 2019, Encana completed workforce reductions in conjunction with the Newfield acquisition to better align staffing levels and the organizational structure. Additional information on restructuring charges can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Interest	$99	$92	$285	$265
Foreign exchange (gain) loss, net	30	(23)	(62)	93
(Gain) loss on divestitures, net	(5)	-	(4)	(4)
Other (gains) losses, net	(1)	5	24	2
Total Other (Income) Expenses	$123	$74	$243	$356

Interest

Interest expense primarily includes interest on Encana’s long-term debt arising from U.S. dollar denominated unsecured notes. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense in the third quarter of 2019 increased $7 million compared to the third quarter of 2018 due to higher interest expense on long-term debt primarily relating to Newfield’s outstanding senior notes and issuances under the Company’s U.S. commercial paper (“U.S. CP”) program ($34 million), partially offset by the change in accounting treatment for The Bow office building as a result of the adoption of ASC Topic 842 ($16 million) and lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($8 million).

Interest expense in the first nine months of 2019 increased $20 million compared to the first nine months of 2018 due to higher interest expense on long-term debt primarily relating to Newfield’s outstanding senior notes and issuances under the Company’s U.S. CP program ($80 million) and an interest recovery due to the resolution of certain tax items relating to prior taxation years in 2018 ($11 million), partially offset by the change in accounting treatment for The Bow office building as a result of the adoption of ASC Topic 842 ($48 million), lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($12 million) and capitalized interest ($8 million).

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

Three months ended September 30, 2019 versus September 30, 2018

In the third quarter of 2019, Encana recorded a net foreign exchange loss of $30 million compared to a gain in 2018 of $23 million primarily due to:

•	Unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2018 ($142 million);

partially offset by:

•

Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2018 ($78 million) and realized foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada in 2019 ($10 million).

Nine months ended September 30, 2019 versus September 30, 2018

In the first nine months of 2019, Encana recorded a net foreign exchange gain of $62 million compared to a loss in 2018 of $93 million primarily due to:

•

Unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($255 million), realized foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada compared to losses in 2018 ($23 million) and unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2018 ($20 million);

partially offset by:

•

Higher unrealized foreign exchange losses on the translation of intercompany notes compared to 2018 ($108 million) and lower realized foreign exchange gains on the settlement of intercompany notes compared to 2018 ($17 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets and adjustments related to other assets.

Other losses in the first nine months of 2019 primarily includes legal fees and transaction costs related to the Newfield acquisition of $33 million, partially offset by interest income of $11 million.

Income Tax

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2019	2018	2019	2018

Current Income Tax Expense (Recovery)	$(1)	$-	$3	$(61)
Deferred Income Tax Expense (Recovery)	44	6	140	6
Income Tax Expense (Recovery)	$43	$6	$143	$(55)

Effective Tax Rate	22.4%	13.3%	37.3%	343.8%

Income Tax Expense (Recovery)

Three months ended September 30, 2019 versus September 30, 2018

In the third quarter of 2019, Encana recorded higher income tax expense of $37 million compared to 2018 primarily due to net earnings of $192 million before income tax for the three months ended September 30, 2019, compared to net earnings of $45 million before income tax for the three months ended September 30, 2018.

Nine months ended September 30, 2019 versus September 30, 2018

In the first nine months of 2019, Encana recorded an income tax expense of $143 million compared to an income tax recovery of $55 million in 2018, primarily due to net earnings of $383 million before income tax in the first nine months of 2019, compared to a net loss before income tax of $16 million in 2018, the impact of the Alberta tax rate reduction discussed below and the tax impact resulting from the resolution of certain tax items relating to prior taxation years in 2018.

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the nine months ended September 30, 2019, the deferred tax expense of $140 million includes an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

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

The Company’s effective tax rate of 22.4 percent in the third quarter of 2019 is lower than the Canadian statutory tax rate of 26.6 percent primarily resulting from the impact of foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding. The Company’s effective tax rate of 37.3 percent in the first nine months of 2019 is higher than the Canadian statutory tax rate primarily resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction discussed above, partially offset by the impact of foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding.

The determination of income and other tax liabilities of the Company and its subsidiaries requires interpretation of complex domestic and foreign tax laws and regulations, that are subject to change. The Company’s interpretation of taxation laws may differ from the interpretation of the tax authorities. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Encana closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At September 30, 2019, $17 million in cash and cash equivalents was held by U.S. subsidiaries. The cash held by U.S. subsidiaries is accessible and may be subject to additional Canadian income taxes and U.S. withholding taxes if repatriated.

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

	As at September 30,
($ millions, except as indicated)	2019	2018

Cash and Cash Equivalents	$138	$615
Available Credit Facility – Encana (1)	2,500	2,500
Available Credit Facility – U.S. Subsidiary (1)	1,500	1,500
Issuance of U.S. Commercial Paper	(740)	-
Total Liquidity	$3,398	$4,615

Long-Term Debt, including current portion (2)	$7,024	$4,198
Total Shareholders’ Equity (3)	$9,921	$6,494

Debt to Capitalization (%) (4)	41	39
Debt to Adjusted Capitalization (%) (5)	28	23
(1)	Collectively, the “Credit Facilities”.
(2)

Long-Term Debt as at September 30, 2019, includes outstanding U.S. CP totaling $740 million and the senior notes acquired in conjunction with the Newfield business combination on February 13, 2019, totaling $2,450 million.

(3)

Shareholders’ Equity reflects the common shares issued to Newfield shareholders on February 13, 2019, totaling $3,478 million and the common shares purchased, for cancellation, under Encana’s NCIB program and substantial issuer bid.

(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

As at September 30, 2019, the Company had $740 million of commercial paper outstanding under its U.S. CP program to provide for short‑term funding requirements, which is supported by Encana’s $2.5 billion revolving credit facility. Further details on the U.S. CP program can be found in the Sources and Uses of Cash section of this MD&A.

Encana is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Encana’s financial covenant under the Credit Facilities, which requires debt to adjusted capitalization to be less than 60 percent. As at September 30, 2019, Debt to Adjusted Capitalization was 28 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments that were recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of the 2018 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year due to the increase in long-term debt resulting from the Newfield acquisition. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

Sources and Uses of Cash

In the third quarter and first nine months of 2019, Encana primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2019	2018	2019	2018

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$756	$885	$2,191	$1,741
Proceeds from divestitures	Investing	171	24	177	89
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	-	94	-
Net issuance of revolving long-term debt	Financing	-	-	740	-
Other	Investing	-	-	-	72
		927	909	3,202	1,902

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	566	523	2,052	1,626
Acquisitions	Investing	25	15	66	17
Net repayment of revolving long-term debt	Financing	21	-	-	-
Repayment of long-term debt	Financing	-	-	500	-
Purchase of common shares	Financing	213	50	1,250	250
Dividends on common shares	Financing	24	14	77	43
Other	Investing/Financing	164	31	181	68
		1,013	633	4,126	2,004
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	3	4	(2)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(86)	$279	$(920)	$(104)

Operating Activities

Cash from operating activities in the third quarter and first nine months of 2019 was $756 million and $2,191 million, respectively, and was primarily a reflection of the impacts from the Newfield acquisition, increases in production volumes, the effects of the commodity price mitigation program and changes in non‑cash working capital, partially offset by lower average realized commodity prices.

Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Encana expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2019 was $817 million and $2,116 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2019 versus September 30, 2018

Net cash from operating activities decreased $129 million compared to the third quarter of 2018 primarily due to:

•

Changes in non-cash working capital ($345 million), lower realized commodity prices ($284 million), higher transportation and processing expense ($120 million), higher operating and administrative expense, excluding non-cash long-term incentive costs ($76 million and $35 million, respectively), higher interest on long-term debt ($34 million) and higher production, mineral and other taxes ($21 million);

partially offset by:

•	Higher production volumes ($598 million) and realized gains on risk management in revenues in the third quarter of 2019 compared to realized losses in 2018 ($199 million).

Nine months ended September 30, 2019 versus September 30, 2018

Net cash from operating activities increased $450 million compared to the first nine months of 2018 primarily due to:

•	Higher production volumes ($1,782 million) and realized gains on risk management in revenues in the first nine months of 2019 compared to realized losses in 2018 ($396 million);

partially offset by:

•

Lower realized commodity prices ($566 million), higher transportation and processing expense ($349 million), restructuring costs ($134 million), higher operating and administrative expense, excluding non-cash long-term incentive costs ($201 million and $140 million, respectively), higher interest on long-term debt ($86 million), higher production, mineral and other taxes ($78 million), changes in non-cash working capital ($69 million), current tax expense in 2019 compared to a recovery in 2018 ($64 million) and acquisition costs ($33 million).

Investing Activities

Cash used in investing activities in the first nine months of 2019 was $1,965 million primarily due to capital expenditures. Capital expenditures increased $426 million compared to the first nine months of 2018 due to an increase in the Company’s capital program for 2019 relating to the Anadarko asset acquired in the Newfield acquisition ($556 million). Cash from operating activities exceeded capital expenditures by $139 million.

Corporate acquisition in the first nine months of 2019 was $94 million, which reflected the net cash acquired upon the Newfield business combination.

Acquisitions in the first nine months of 2019 were $66 million which included seismic purchases, water rights and purchases with oil and liquids rich potential.

Divestitures in the first nine months of 2019 were $177 million, which primarily included the sale of the Company’s Arkoma Basin natural gas assets in Oklahoma, comprising approximately 140,000 net acres. Proceeds from the sale of the Arkoma Basin natural gas assets were used to reduce the Company’s long-term debt. Divestitures in the first nine months of 2018 were $89 million, which primarily included the sale of certain Pipestone assets in Alberta.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3, 8 and 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities over the past three years has been impacted by Encana’s strategy to enhance liquidity, strengthen its balance sheet and return value to shareholders through the purchase of common shares. The Company has paid dividends each of the past three years and increased its dividend in the first quarter of 2019.

Net cash used in financing activities in the first nine months of 2019 increased $789 million compared to the first nine months of 2018 primarily due to the purchase of common shares under a NCIB ($787 million) and substantial issuer bid ($213 million) as discussed below, repayment of long‑term debt ($500 million), as well as increased dividends paid ($34 million) in the first nine months of 2019 compared to the first nine months of 2018, partially offset by the net issuance of commercial paper under the Company’s U.S. CP program ($740 million). Further detail on Encana’s U.S. CP program can be found below.

Encana’s long-term debt totaled $7,024 million at September 30, 2019 and $4,198 million at December 31, 2018. On May 15, 2019, the Company repaid the $500 million 6.50 percent senior note using proceeds from the U.S. CP program.

Following the completion of the Newfield acquisition on February 13, 2019, Newfield’s senior notes totaling $2.45 billion remained outstanding as at September 30, 2019. These include a $750 million 5.75 percent senior note due January 30, 2022, a $1.0 billion 5.625 percent senior note due July 1, 2024 and a $700 million 5.375 percent senior note due January 1, 2026. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in long‑term debt resulting from the Newfield acquisition increased the Company’s debt-based metrics. Further details on the Company’s debt-based metrics can be found in the Non-GAAP Measures section of this MD&A.

The Company has access to two credit facilities totaling $4.0 billion, which remain committed through July 2022. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital programs. At September 30, 2019, no amounts were outstanding under the Credit Facilities. During the first nine months of 2019, the Company utilized its U.S. CP program which is supported by Encana’s $2.5 billion revolving credit facility. At September 30, 2019, Encana had $740 million of commercial paper outstanding under its U.S. CP program with an average term of 48 days and a weighted average interest rate of approximately 2.63 percent.

The Credit Facilities, together with cash and cash equivalents less any outstanding commercial paper, provide Encana with total liquidity of $3.4 billion. At September 30, 2019, Encana also had approximately $153 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, to support future abandonment liabilities and for transportation arrangements.

Encana has filed a Canadian shelf prospectus and a U.S. shelf registration statement, under which the Company may issue from time to time, debt securities, common shares, Class A preferred shares, subscription receipts, warrants, units, share purchase contracts and share purchase units in Canada and/or the U.S. At September 30, 2019, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the Canadian shelf prospectus or U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

Dividends

Encana pays quarterly dividends to shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2019	2018	2019	2018

Dividend Payments (1)	$24	$14	$77	$43
Dividend Payments ($/share)	$0.01875	$0.015	$0.05625	$0.045
(1)

2018 includes common shares issued in lieu of cash dividends under Encana’s Dividend Reinvestment Plan (“DRIP”). On February 28, 2019, the Company announced the suspension of its DRIP effective immediately.

As previously announced, the Company increased its dividend by 25 percent in the first quarter of 2019 as part of Encana’s commitment to returning capital to shareholders. Dividends paid in the first nine months of 2019 increased $34 million compared to the first nine months of 2018 due to additional common shares issued as part of the Newfield acquisition, in addition to the 25 percent increase in the dividend per share, partially offset by common shares purchased, for cancellation, pursuant to the Company’s previously announced substantial issuer bid and NCIB.

On October 30, 2019, the Board of Directors declared a dividend of $0.01875 per common share payable on December 31, 2019 to common shareholders of record as of December 13, 2019.

Substantial Issuer Bid

On August 29, 2019, the Company used cash on hand and issued commercial paper to purchase, for cancellation, approximately 47.3 million of its outstanding common shares for total consideration of approximately $213 million under its previously announced substantial issuer bid.

For additional information on the substantial issuer bid, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Normal Course Issuer Bid

On February 27, 2019, the Company announced it received approval from the TSX to purchase up to approximately 149.4 million common shares, for cancellation, pursuant to a NCIB over a 12-month period commencing March 4, 2019 and ending March 3, 2020. In first nine months of 2019, the Company used cash on hand to purchase, for cancellation, approximately 149.4 million common shares for total consideration of approximately $1,037 million.

In the third quarter and first nine months of 2018, the Company used cash on hand to purchase, for cancellation, approximately 3.9 million and 20.7 million common shares, respectively, for total consideration of approximately $50 million and $250 million, respectively, under the previous NCIB which commenced on February 28, 2018 and expired on February 27, 2019.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2019	2018	2019	2018

Cash From (Used in) Operating Activities	$756	$885	$2,191	$1,741
(Add back) deduct:
Net change in other assets and liabilities	(29)	(17)	(55)	(33)
Net change in non-cash working capital	(32)	313	130	199
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$817	$589	$2,116	$1,575
Production Volumes (MMBOE)	55.7	34.8	151.7	94.7
Non-GAAP Cash Flow Margin ($/BOE)	$14.67	$16.93	$13.95	$16.63
(1)	The third quarter and first nine months of 2019 include restructuring costs of $4 million and $134 million, respectively, and acquisition costs of nil and $33 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2019	2018	2019	2018

Production, Mineral and Other Taxes	$66	$45	$187	$109
Upstream Transportation and Processing	336	245	980	700
Upstream Operating	187	114	526	336
Administrative	81	57	389	187
Deduct (add back):
Long-term incentive costs	1	22	27	76
Restructuring costs	4	-	134	-
Total Costs	$665	$439	$1,921	$1,256
Divided by:
Production Volumes (MMBOE)	55.7	34.8	151.7	94.7
Total Costs ($/BOE) (1)	$11.95	$12.60	$12.66	$13.23
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	September 30, 2019	December 31, 2018

Long-Term Debt, including current portion	$7,024	$4,198
Total Shareholders’ Equity	9,921	7,447
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,691	$19,391
Debt to Adjusted Capitalization	28%	22%

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

($ millions, except as indicated)	September 30, 2019	December 31, 2018

Long-Term Debt, including current portion	$7,024	$4,198
Less:
Cash and cash equivalents	138	1,058
Net Debt	6,886	3,140

Net Earnings (Loss)	1,270	1,069
Add back (deduct):
Depreciation, depletion and amortization	1,802	1,272
Impairments	-	-
Accretion of asset retirement obligation	36	32
Interest	371	351
Unrealized (gains) losses on risk management	(556)	(519)
Foreign exchange (gain) loss, net	13	168
(Gain) loss on divestitures, net	(5)	(5)
Other (gains) losses, net	39	17
Income tax expense (recovery)	292	94
Adjusted EBITDA (trailing 12-month)	$3,262	$2,479
Net Debt to Adjusted EBITDA (times)	2.1	1.3

The increase in Net Debt is primarily due to the increase in long-term debt resulting from the Newfield acquisition, whereas Adjusted EBITDA only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to September 30, 2019. The Company expects Net Debt to Adjusted EBITDA to trend downward through the remainder of 2019.

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

	September 30, 2019
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(198)	$194
NGL price	(3)	3
Natural gas price	(63)	55

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

The table below summarizes selected foreign exchange impacts on Encana’s financial results when compared to the same periods in 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(2)		$(18)
Transportation and Processing Expense (1)	(2)	$(0.04)	(18)	$(0.12)
Operating Expense (1)	-	-	(3)	(0.02)
Administrative Expense	-	-	(4)	(0.03)
Depreciation, Depletion and Amortization (1)	(1)	(0.02)	(8)	(0.05)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2019, Encana has entered into $250 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7516 to C$1, which mature monthly through the remainder of 2019 and $425 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7483 to C$1, which mature monthly throughout 2020.

As at September 30, 2019, Encana had $4.5 billion in U.S. dollar long-term debt and $181 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2019
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(214)	$261

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

As at September 30, 2019, the Company had floating rate debt of $740 million. Accordingly, the sensitivity in net earnings for each one percent change in interest rates on floating rate debt was $5 million (2018 - nil).

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Encana’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the nine months ended September 30, 2019, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Newfield acquisition on February 13, 2019. Newfield’s total assets and total revenues represented approximately 26 percent of the Company’s consolidated total assets at September 30, 2019 and approximately 29 percent and 29 percent of the Company’s consolidated total revenues for the three and nine months ended September 30, 2019, respectively. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Newfield’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2018 Annual Report on Form 10-K and Note 24 of Encana’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Encana announced on October 31, 2019 its intention to establish corporate domicile in the United States. In connection with the Reorganization, Encana entered into an Arrangement and Reorganization Agreement dated October 31, 2019 (the “Agreement”) with 1847432 Alberta ULC (“184Co”), which is currently a wholly-owned subsidiary of Encana and will be a predecessor of Ovintiv following completion of the Reorganization.  The Reorganization is being implemented in accordance with the terms of and subject to the conditions contained in the Agreement, which sets out the terms of the Reorganization. Capitalized terms used in the following discussion and not otherwise defined in this Quarterly Report on Form 10-Q shall have the meanings given to such terms in the Agreement.

Risks Relating to Ovintiv

The rights of stockholders under Delaware law may differ from the rights of shareholders under Canadian law.

If the Reorganization is completed, Encana shareholders will become stockholders of a Delaware corporation. There are significant differences between the Canada Business Corporations Act (the “CBCA”) and the General Corporation Law of the State of Delaware (the “DGCL”). For example, under the CBCA, many significant corporate actions such as amending a corporation's articles of incorporation or consummating a merger require the approval of at least two-thirds of the votes cast by shareholders, whereas under the DGCL, in most cases, such actions require the approval of a majority of the voting power of outstanding stock entitled to vote on the matter. Furthermore, shareholders under the CBCA are entitled to appraisal rights under a number of extraordinary corporate actions, including an amalgamation with another unrelated corporation, certain amendments to a corporation's articles of incorporation or the sale of all or substantially all of a corporation's assets, whereas under the DGCL, stockholders are only entitled to appraisal rights in connection with certain mergers, consolidations and similar transactions. As shown by the examples above, if the Reorganization is completed, in certain circumstances, holders of shares of common stock of Ovintiv will be afforded different protections under the DGCL than Encana shareholders had under the CBCA.

Provisions in the Ovintiv Certificate of Incorporation and Ovintiv Bylaws could discourage a takeover that Ovintiv stockholders may consider favorable.

In addition to protections afforded under the DGCL, the Ovintiv Certificate of Incorporation and Ovintiv Bylaws will contain provisions that could have the effect of delaying or preventing changes in control or changes in management or the board of directors of Ovintiv (the “Ovintiv Board”). These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of the Ovintiv Board to establish the size of the Ovintiv Board and to elect a director to fill a vacancy created by the expansion of the Ovintiv Board or the death, resignation, disqualification or removal of a director, which prevents stockholders from being able to fill vacancies on the Ovintiv Board;

•

the ability of the Ovintiv Board to issue shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting such series and the designations, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders;

72

•

the requirement that a special meeting of stockholders may be called only by the Ovintiv Board or one or more stockholders of record who hold, in the aggregate, at least 20% of all outstanding shares of common stock of Ovintiv, which may delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to the Ovintiv Board, include nominees in the proxy materials of Ovintiv or propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of Ovintiv.

The Ovintiv Certificate of Incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by stockholders, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with Ovintiv or its directors or officers or other matters pertaining to Ovintiv's internal affairs.

The Ovintiv Certificate of Incorporation will provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for:

•	any derivative action or proceeding brought on behalf of Ovintiv;
•	any action asserting a breach of fiduciary duty owed by any current or former director, officer or stockholder of Ovintiv to Ovintiv or Ovintiv's stockholders;
•	any action asserting a claim arising pursuant to any provision of the DGCL; or
•	any action asserting a claim governed by the internal affairs doctrine.

This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with Ovintiv or its directors, officers or other matters pertaining to Ovintiv's internal affairs, and may discourage lawsuits with respect to such claims. Alternatively, if a court were to find these provisions of the Ovintiv Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Ovintiv may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or operating results.

There has been no prior public trading for the shares of common stock of Ovintiv on the NYSE or the TSX and the market price of the shares of common stock of Ovintiv may be subject to volatility.

Although the Encana common shares have historically been listed on the NYSE and the TSX, there has been no public trading market for the shares of common stock of Ovintiv. Following the listing of the shares of common stock of Ovintiv on the NYSE and the TSX, and having regard to the share consolidation being completed pursuant to the Reorganization, there can be no assurance that the trading market for such shares will continue to be as active or liquid as was the trading market for the Encana common shares prior to the Reorganization or that the trading price of the shares of common stock of Ovintiv following the Reorganization may not be effectively lower than the trading price of the Encana common shares (including as a result of the share consolidation pursuant to the Reorganization).

As is the case with the Encana common shares, the market price of the shares of common stock of Ovintiv may be volatile. The value of an investment in the shares of common stock of Ovintiv may decrease or increase abruptly, and such volatility may bear little or no relation to Encana's performance. The price of the shares of common stock of Ovintiv may fall in response to market appraisal of Encana's strategy or if Encana's results of operations and/or prospects are below the expectations of market analysts or shareholders. In addition, stock markets have, from time to time, experienced significant price and volume fluctuations that have affected the market price of securities, and may, in the future, experience similar fluctuations which may be unrelated to Ovintiv's operating performance and prospects but nevertheless affect the price of the shares of common stock of Ovintiv. This volatility may affect the ability of holders of shares of common stock of Ovintiv to sell these at an advantageous price. Broad market fluctuations, as well as economic conditions generally may adversely affect the market price of the shares of common stock of Ovintiv.

Ovintiv will need to enter into certain new arrangements which may not be on terms as favorable as arrangements entered into by Encana.

Concurrently with or immediately following completion of the Reorganization, Ovintiv expects to enter into new arrangements as the ultimate parent company to Encana and its subsidiaries, including entering into guarantees, establishing credit facilities and arranging other sources of financing. While Ovintiv anticipates such terms will be materially consistent with the arrangements currently in place for Encana, there is no assurance that such arrangement will not impose additional operating or financial restrictions on Ovintiv, or that such arrangements will be on commercially reasonable terms or terms that are acceptable to Ovintiv.

Following the Reorganization, a downgrade of Ovintiv's credit ratings could increase its cost of capital and limit its access to capital, suppliers or counterparties.

Following the Reorganization, Ovintiv anticipates its rating of long-term and short-term debt to be consistent with Encana's current ratings as Ovintiv and its subsidiaries will carry on the business currently carried on by Encana and its subsidiaries and there will be no change in the underlying financial condition of the company. The credit ratings are based upon operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to both the oil and gas industry and Ovintiv's economic outlook. Because Ovintiv may rely in part on debt financing for ongoing operations, a downgrade in its credit rating may increase the cost of borrowing under Ovintiv's credit facilities, limit access to private and public markets to raise short-term and long-term debt, and negatively impact Ovintiv's cost of capital.

Credit ratings may also be important to suppliers or counterparties when they seek to engage in certain transactions. Downgrades in one or more of Ovintiv's credit ratings may require it to post collateral, letters of credit, cash or other forms of security as financial assurance of its performance under certain contractual arrangements with marketing counterparties, facility construction contracts, and pipeline and midstream service providers. In connection with certain over-the-counter derivatives contracts and other trading agreements, Ovintiv could be required to provide additional collateral or to terminate transactions with certain counterparties based on its credit rating. The occurrence of any of the foregoing could have a material adverse effect on Ovintiv's liquidity and capital position.

Ovintiv's ability to pay dividends in the future is not guaranteed.

Any future determination to pay dividends will be at the discretion of the Ovintiv Board and will depend upon many factors, including Ovintiv's results of operations, financial position, capital requirements, distributable reserves, credit terms, general economic conditions and other factors as the Ovintiv Board may deem relevant from time to time. Consequently, investors may not receive any return on investment unless they sell their shares of common stock of Ovintiv for a price greater than that which they paid for them.

The issuance of additional shares of common stock of Ovintiv in connection with future acquisitions or growth opportunities, any Ovintiv Incentive Plan or otherwise may dilute all other shareholdings.

Ovintiv may seek to raise financing to fund future growth opportunities. In certain circumstances, Ovintiv may, for these and other purposes, including pursuant to any Ovintiv incentive plan, issue additional equity or convertible equity securities. As a result, existing holders of shares of common stock of Ovintiv may suffer dilution in their percentage ownership or the market price of such shares may be adversely affected.

Risks Relating to the Reorganization

Encana may fail to realize the perceived benefits of the Reorganization, including as a result of the common stock of Ovintiv not being included in a Canadian or U.S. stock market index; Encana’s business may be subject to disruption due to uncertainty associated with the U.S. domestication.

Encana has pursued the Reorganization because it believes that the U.S. domestication will enhance shareholder value over the long-term by raising the profile and marketability of Encana's capital stock in the United States through, among other things, the ability to attract deeper and growing pools of passive investment capital in the United States, particularly if shares of common stock of Ovintiv are able to be included in certain U.S. stock market indices and other investment vehicles that only include securities of U.S.-domiciled companies.  However, if, following the Reorganization, the shares of common stock of Ovintiv are removed from Canadian stock market indices and not included in such U.S. stock market indices, certain retail and institutional shareholders may be forced to sell their shares of common stock of Ovintiv, which could increase stock price volatility or cause the market price of the shares of common stock of Ovintiv to fall.  Given that inclusion and continued inclusion in a stock market index is subject to numerous factors which can be applied subjectively by the entity managing the index, there can be no assurances that Ovintiv will be not be removed from applicable Canadian stock market indices nor can there be any assurances that Ovintiv will be included in any U.S. stock market indices in a timely manner, or at all.

In addition, while Encana will maintain its existing Canadian presence and Ovintiv and its affiliates will carry on the business currently conducted by Encana and its subsidiaries, certain relationships, including with employees, landowners, suppliers, lenders, partners, governments and other stakeholders, may be subject to disruption due to uncertainty associated with the U.S. domestication. Specifically, certain stakeholders may be reluctant to engage in business with Encana prior to or Ovintiv following completion of the Reorganization, or may impose additional conditions on or apply less favorable terms to transactions involving Encana and/or Ovintiv.

The success of the Reorganization will depend, in part, on the ability of Encana to realize the anticipated benefits associated with the Reorganization and associated reorganization of Encana's corporate structure, and Encana may not be able to realize such benefits on a timely basis or at all.

The Reorganization is conditional, and the conditions may not be satisfied.

Completion of the Reorganization is conditional, among other things, upon the receipt of approvals and the satisfaction of other conditions, including (i) the authorization, upon official notice of issuance, of the listing of the shares of common stock of Ovintiv on the NYSE, (ii) the approval of the listing of the shares of common stock of Ovintiv on the TSX, (iii) court approval in respect of the Arrangement, and (iv) the receipt of the required securityholder approvals. Although Encana is diligently applying its efforts to take, or cause to be taken, all actions to do, or cause to be done, all things necessary, proper or advisable to obtain the requisite approvals, there can be no assurance that these conditions will be fulfilled or that the Reorganization will be completed. Further, even if the required securityholder approvals have been obtained, the Board of Directors may decide to delay or not proceed with the Reorganization if it determines that the Reorganization is no longer advisable.

The Reorganization may result in material Canadian federal income tax (including material Canadian "emigration tax") and/or material U.S. federal income tax for Encana or Ovintiv.

For Canadian federal income tax purposes, based on and subject to current assumptions and current market value, Encana does not expect the Reorganization to give rise to material corporate-level Canadian federal income tax for Encana or Ovintiv. However, in certain circumstances, Ovintiv may become subject to corporate-level Canadian federal income tax. The U.S. domestication, which occurs as part of the Reorganization, will cause Ovintiv to cease to be resident in Canada for the purpose of the Canadian Income Tax Act and as a result Ovintiv will be deemed to have a taxation year end immediately prior to the U.S. domestication. Ovintiv will also be deemed to have disposed of each of its properties immediately before its deemed taxation year end for proceeds of disposition equal to the fair market value of such properties and to have reacquired such properties immediately thereafter at a cost amount equal to fair market value. Ovintiv will be required to include in its taxable income under the Canadian Income Tax Act any income and net taxable capital gains realized as a result of the deemed disposition of its properties. Ovintiv also will be subject to an additional "emigration tax" on the amount by which the fair market value, immediately before its deemed taxation year end resulting from the Reorganization, of all of the properties owned by Ovintiv exceeds the total of certain of its liabilities and the paid-up capital of all the issued and outstanding shares of Ovintiv immediately before the deemed taxation year end.

While Encana expects that the deemed disposition of Ovintiv's properties that will occur as part of the Reorganization and the computation relevant for emigration tax will not result in any material Canadian federal income tax (including material "emigration tax") to Encana or Ovintiv at current estimates of fair market value, if a material number of Encana shareholders are eligible to, and do, become electing shareholders by making and filing valid Section 85 elections, the adjusted cost base to Ovintiv of its properties and the aggregate of the paid-up capital of its shares and the relevant liabilities of Ovintiv could be lower than the aggregate fair market value of its properties, which could result in a material tax liability to Ovintiv. Further, there is no certainty that the fair market value of the properties of Ovintiv as currently estimated will not increase or be accepted by Canadian federal tax authorities, which may result in additional taxes payable as a result of the Reorganization. Encana has not applied to the Canadian federal tax authorities for a ruling on this matter and does not intend to do so.

For U.S. federal income tax purposes, based on and subject to current assumptions and current market value, Encana does not expect the Reorganization to give rise to material corporate-level U.S. federal income tax for Encana or Ovintiv. However, in certain circumstances, Encana or Ovintiv may become subject to corporate-level U.S. federal income tax. Ovintiv could be subject to U.S. federal income taxation in connection with the U.S. domestication to the extent, if any, that, at the time of such U.S. domestication (a) the aggregate fair market value of all of the outstanding shares of common stock of Ovintiv exceeds (b) the U.S. tax basis in Ovintiv's assets (computed under U.S. federal income tax principles) less liabilities of Encana assumed by Ovintiv.

There can be no assurance that the fair market value of the shares of common stock of Ovintiv as currently estimated will not increase, that the IRS will accept the determination of Ovintiv's U.S. tax basis in its assets or that the IRS will not otherwise challenge Encana's position that neither Encana nor Ovintiv is subject to U.S. federal income tax in connection with the Reorganization. Encana has not applied to the IRS for a ruling related to the Reorganization and does not intend to do so.

If the IRS does not agree with the calculation of the "all earnings and profits amount" attributable to the Encana common shares, certain U.S. holders of shares of common stock of Ovintiv may owe U.S. federal income taxes (or a higher than anticipated amount of U.S. federal income taxes) as a result of the U.S. domestication.

Certain U.S. holders that, at the time of the U.S. domestication, (i) own shares of common stock of Ovintiv with a fair market value of $50,000 or more (but who are not 10% U.S. holders), and (ii) that would otherwise recognize taxable gain for U.S. federal income tax purposes with respect to their shares of common stock of Ovintiv in connection with the U.S. domestication, may make the "all earnings and profits" election with respect to their Ovintiv stock in lieu of recognizing such taxable gain. A U.S. holder that validly makes the "all earnings and profits" election will be required to include in income, as a deemed dividend, the "all earnings and profits amount" (as defined under applicable Treasury Regulations) that is attributable, under U.S. tax principles, to such U.S. holder's shares of common stock of Ovintiv. A 10% U.S. holder is generally required to include in income, as a deemed dividend, the "all earnings and profits amount" attributable to the shares of common stock of Ovintiv owned by such U.S. holder.

Encana is currently in the process of determining its historical earnings and profits and also expects to determine its earnings and profits for 2019 and for the portion of 2020 ending with the effective date of the Reorganization. Encana will not complete this determination until after completion of the U.S. domestication. Based on information that is currently available, however, Encana anticipates that it may have a significant earnings and profits cumulative balance. In general, the "all earnings and profits amount" attributable to shares of common stock of Ovintiv held by a particular U.S. holder should generally depend on Encana's accumulated earnings and profits from the date that the Encana common shares were acquired by such U.S. holder through the effective date of the Reorganization. The determination of Encana's earnings and profits is a complex determination and may be impacted by numerous factors. Accordingly, there can be no assurance that the IRS will agree with Ovintiv's determination of such earnings and profits. If the IRS does not agree with such earnings and profits calculations, the earnings and profits of Encana may be greater than reported on Ovintiv's website. In such case, a U.S. holder that makes an "all earnings and profits" election or a 10% U.S. holder could have a positive (or a more positive than anticipated) "all earnings and profits amount" in respect of such U.S. holder's shares and thereby recognize greater taxable income.

U.S. holders are strongly urged to consult their own tax advisors regarding the U.S. federal income tax consequences of the Reorganization to them in their particular circumstances, including whether to make the "all earnings and profits" election where applicable, and the appropriate filing requirements with respect to this election.

Completion of the Reorganization may affect the timing of audit or reassessments by tax authorities.

The determination of income and other tax liabilities of Encana and its subsidiaries requires interpretation of complex domestic and foreign laws and regulations that are subject to change. Encana's interpretation of taxation law may differ from the interpretation of the tax authorities. There are tax matters under review for which the timing of resolution is uncertain. While Encana believes that the provision for income taxes is adequate, completion of the Reorganization may affect the timing of audit and reassessment of taxes by certain tax authorities, which reassessments may be without technical merit and possibly material.

Ovintiv's effective tax rate may change in the future, including as a result of the U.S. domestication.

Following the U.S. domestication, Ovintiv may be subject to current U.S. federal income taxes on the earnings of Ovintiv's non-U.S. subsidiaries in a manner that may adversely impact the company's effective tax rate. In addition, recently enacted U.S. tax reform legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, requiring current taxation of certain "global intangible low-taxed income" of non-U.S. subsidiaries (regardless of whether any distributions are made by such subsidiaries), adopting elements of a territorial tax system, revising the rules governing net operating losses, and introducing new anti-base erosion provisions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and the IRS, any of which could lessen or increase certain adverse impacts of the legislation.

In light of these factors, there can be no assurance that Ovintiv's effective income tax rate will not change in future periods, including as a result of and following the U.S. domestication, which could have a material adverse effect on Ovintiv's income tax position.

Encana will devote significant time and resources to effecting the Reorganization, including incurring non-recurring costs related to the Reorganization.

Encana and its management have devoted and will continue to be required to devote significant time and resources to effecting the completion of the Reorganization and related and incidental activities. There is a risk that the challenges associated with managing these various initiatives will result in business disruptions and that consequently the underlying businesses will not perform in line with expectations. These disruptions could have an adverse effect on the business, financial condition and reputation of Ovintiv.

In addition, Encana expects to incur a number of non-recurring costs associated with the Reorganization, including legal fees, accountants' fees, proxy solicitor fees, filing fees, mailing expenses and financial printing expenses. There can be no assurance that the actual costs will not exceed those estimated and the actual completion of the Reorganization may result in additional and unforeseen expenses. Most of these costs will be payable whether or not the Reorganization is completed. While it is expected that benefits of the Reorganization achieved by Ovintiv will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all, particularly if the Reorganization is delayed or does not happen at all. These combined factors could adversely affect the business, operating profit and overall financial condition of Ovintiv.

Encana may choose to defer or abandon the Reorganization.

Even if the required securityholder approvals have been obtained and other conditions required to complete the Reorganization have been satisfied, Encana may decide to defer or abandon the Reorganization at any time prior to the effective time of the Reorganization and in such case Encana will have incurred substantial costs and will have devoted significant attention and resources relating to the Reorganization, but will not realize any of the anticipated benefits of the Reorganization.

Negative publicity resulting from the Reorganization could adversely affect Encana's business and the market price of the Encana common shares and the shares of common stock of Ovintiv.

Domestication transactions that have been undertaken by other companies have in some cases generated significant news coverage, some of which has been negative. Negative publicity generated by the Reorganization could cause certain persons with whom Encana has a business relationship to be more reluctant to do business with Encana prior to the Reorganization, or Ovintiv following the Reorganization. In addition, negative publicity could cause certain of Encana's employees, particularly those in Canada, to perceive uncertainty regarding future opportunities available to them. Either of these events could have a significant adverse impact on Encana's business. Negative publicity could also cause some Encana shareholders to sell Encana common shares or decrease the demand for new investors to purchase such shares, which could have an adverse impact on the price of the Encana common shares and the shares of common stock of Ovintiv.

Completion of the Reorganization may trigger certain provisions in agreements to which Encana is a party.

While the Reorganization will not result in an effective change of control of Encana, the completion of the Reorganization may trigger certain technical change in control, right of first offer, notice, consent, assignment or other provisions in agreements to which Encana or its subsidiaries are a party. If Encana and/or Ovintiv are unable to assert that such provisions should not apply, or is unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages or, in certain situations, Ovintiv may be required to make an offer to purchase outstanding debt securities of its subsidiary Newfield. Even if Encana is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Ovintiv.

Payments in connection with the exercise of dissent rights by Encana shareholders may impact Ovintiv's financial resources.

Under the CBCA, Encana shareholders who (i) do not vote in favor of the Reorganization resolution, (ii) deliver to Encana a dissent notice, (iii) continuously hold their Encana common shares through the effective time of the Reorganization, and (iv) otherwise comply with the requirements and procedures of Section 190 of the CBCA (as modified by the Interim Order and Plan of Arrangement), are entitled to receive payment in cash of the "fair value" of their Encana common shares. Should a material number of Encana shareholders exercise dissent rights, a substantial cash payment may be required to be made to such dissenting shareholders that could have an adverse effect on Ovintiv's financial condition and cash resources if the Reorganization is completed. It is a condition precedent to completion of the Reorganization that the time period for the exercise of any dissent rights conferred upon Encana shareholders in respect of the Reorganization shall have expired and Encana shareholders shall not have exercised (or otherwise be deemed to have exercised) dissent rights with respect to that number of Encana common shares that would make it inadvisable to proceed with the implementation of the Reorganization, as determined by Encana in its sole discretion.

Enforcement of rights against Ovintiv in Canada may be limited.

Ovintiv will be located outside of Canada and, following the effective time of the Reorganization, the majority of its directors, officers and experts are likely to reside outside of Canada. Accordingly, it may not be possible for Ovintiv stockholders to effect service of process within Canada upon Ovintiv or the majority of its directors, officers or experts, or to enforce judgments obtained in Canadian courts against Ovintiv or the majority of its directors, officers or experts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On June 10, 2019, the Company announced its intention to purchase, for cancellation, up to $213 million of its outstanding common shares through a SIB. The SIB subsequently expired on August 28, 2019 and on August 29, 2019, in accordance with the terms and conditions of the SIB, the Company purchased approximately 47.3 million common shares at a price of $4.50 per share for an aggregate purchase price of approximately $213 million.

The following table presents the common shares purchased during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2019	-	$-	-	213,000,000
August 1 to August 31, 2019	47,333,333	4.50	47,333,333	-
September 1 to September 30, 2019	-	-	-	-
Total	47,333,333	$4.50	47,333,333	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1	Change in Control Agreement between Encana Corporation and Brendan McCracken effective September 10, 2019.
10.2	Change in Control Agreement between Encana Corporation and Gregory D. Givens effective September 10, 2019.
10.3	Fifth Amendment to the Encana (USA) Retirement Plan amended and restated effective March 14, 2014.
10.4	Sixth Amendment to the Encana (USA) Retirement Plan amended and restated effective March 14, 2014.
10.5	Amendment No. 4 to the Encana Corporation Canadian Pension Plan amended and restated as of January 1, 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCANA CORPORATION

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: November 4, 2019

